Form 10-Q
period 2021-06-30
Weber Inc.
filed 2021-09-16
CIK 1857951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40702

Weber Inc.
(Exact name of registrant as specified in its charter)

Delaware	61-1999408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1415 S. Roselle Road
Palatine, Illinois	60067
(Address of principal executive offices)	(Zip Code)
(847)
934-5700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	WEBR	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     ☐  Yes    ☒  No
Class A Common Stock outstanding as of August 31, 2021 –
52,533,338 shares
Class B Common Stock outstanding as of August 31, 2021 – 234,645,219 shares

WEBER INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in the sections titled “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Quarterly Report on Form
10-Q
that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section titled “Risk Factors” in our Registration Statement (Registration
No. 333-257824)
on Form
S-1.
Our future results could be affected by a variety of other factors, including uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions of the COVID-19 outbreak,
the current, and uncertain future, impact of
the COVID-19 outbreak
on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity, risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects, the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected, the impact of competitive conditions, the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles, the success of productivity improvements and business transitions, commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain, the availability of and interest rates on short-term and long-term financing, the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs, changes in consumer behavior and preferences, the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability, legal and regulatory factors including the impact of any product recalls; and business disruption or other losses from war, pandemic, terrorist acts or political unrest.
The risk factors discussed in “Risk Factors” in our Registration Statement (Registration
No. 333-257824)
on Form
S-1
and this Quarterly Report on Form
10-Q
could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form
10-Q.
There also may be other risks that are currently unknown to us or that we are unable to predict at this time.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Forward-looking statements speak only as of the date they were made, and we are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form
10-Q
to conform our prior statements to actual results or revised expectations.

3

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WEBER INC.
Balance Sheets

	As of June 30, 2021	As of April 1, 2021
(unaudited)

Assets
Cash	$—	$—
Total assets	$—	$—

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value per share, 1,000 shares authorized	$—	$—
Total stockholders’ equity	$—	$—

The accompanying notes are an integral part of the financial statement.

WEBER INC.
Notes to Unaudited Financial Statements
(in thousands, except unit and share data)
1. Organization
Weber Inc. (the “Company”) was formed as a Delaware corporation on April 1, 2021. The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Weber HoldCo LLC and its subsidiaries (“Topco LLC”). As the manager of Topco LLC, the Company is expected to operate and control all of the business and affairs of Topco LLC, and through Topco LLC, continue to conduct the business now conducted by these subsidiaries.
2. Basis of Presentation and Significant Accounting Policies
The financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of income, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity as of June 30, 2021.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The effect of the change in the estimates will be recognized in the current period of the change.
3. Common Stock
On April 1, 2021, the Company was authorized to issue 1,000 shares of common stock, par value $0.01 per share.
4. Subsequent Events
In August 2021, the Company completed its initial public offering (“IPO”) and consummated the transactions outlined below. Following this offering, Weber Inc. became a holding company with its sole asset being a controlling equity interest in Weber HoldCo LLC; Weber-Stephen Products LLC is a wholly owned subsidiary of Weber HoldCo LLC. All of Weber-Stephen Products LLC’s outstanding equity interests prior to the IPO were owned by the following persons and entities, referred to as the
“Pre-IPO
LLC
Members”:

•	BDT WSP Holdings, LLC, an entity controlled by BDT Capital Partners, LLC, the Company’s sponsor;

•	WSP Investment LLC, an entity held by the Stephen family;

•	Weber-Stephen Management Pool LLC, an entity held by current and former members of the Company’s management team and directors; and

•	certain other historical equityholders.
The Reorganization Transactions
Reorganization
In connection with the closing of the IPO, the following Reorganization Transactions were consummated:

•
Weber Merger Sub, LLC (“Weber Merger Sub”), a subsidiary of Weber Inc. formed in April 2021, merged with and into BDT WSP Blocker, LLC (“Blocker”), an entity controlled by BDT Capital Partners, LLC, our sponsor, with Blocker surviving the merger. As a result, (i) the Blocker equityholders received Class A common stock of Weber Inc. in exchange for their equity interests in Blocker, (ii) the nominal shares of Weber Inc. held by Weber-Stephen Products LLC were canceled for no consideration (because Weber Inc. was originally formed as a subsidiary of Weber-Stephen Products LLC) and (iii) Weber Inc. became wholly owned by the former Blocker equityholders;

WEBER INC.
Notes to Unaudited Financial Statements
(in thousands, except unit and share data)

•
Blocker then merged with and into Weber Inc., with Weber Inc. surviving the merger. Weber Inc.’s certificate of incorporation was amended to authorize the issuance of two classes of common stock: Class A common stock and Class B common stock, which we refer to collectively as our “common stock.” Each share of Class A common stock and Class B common stock will entitle its holder to one vote per share on all matters submitted to a vote of our stockholders;

•
WSP Merger Sub, a subsidiary of WSP Intermediate formed in April 2021, merged with and into Weber-Stephen Products LLC, with Weber-Stephen Products LLC surviving the merger. As a result, (i) the
Pre-IPO
LLC Members received
non-voting
common interest units (the “LLC Units”) in Weber HoldCo LLC in exchange for all of their equity interests in Weber-Stephen Products LLC, (ii) Weber-Stephen Management Pool LLC received LLC Units in exchange for all equity interest that it holds in Weber-Stephen Products LLC, and (iii) Weber-Stephen Products LLC became a wholly owned subsidiary of Weber HoldCo LLC;

•	an amended limited liability company operating agreement (“Amended LLC Agreement”) was adopted for Weber HoldCo LLC making Weber Inc. the sole managing member of Weber HoldCo LLC;

•	Pre-IPO LLC Members were issued shares of Weber Inc.’s Class B common stock in an amount equal to the number of LLC Units held by each such Pre-IPO LLC Member;

•	Weber Inc. issued 17.9 million shares of its Class A common stock to the public pursuant to the IPO; and

•	Weber Inc. entered into a tax receivable agreement with the Pre-IPO LLC Members.
Exchange Mechanics
Under the Amended LLC Agreement, all current and future holders of LLC Units, including the
Pre-IPO
LLC Members, have the right, from and after the completion of the initial public offering, to require Weber HoldCo LLC to redeem all or a portion of their LLC Units for, at Weber Inc.’s election, newly issued shares of Class A common stock on a one-for-one
basis or a cash payment equal to the volume weighted average market price of one share of our Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Amended LLC Agreement.
Consolidation
With the Reorganization Transactions and IPO executed, Weber Inc. now manages and operates the business and controls the strategic decisions and day-to-day
operations of Weber HoldCo LLC and also has a substantial financial interest in Weber HoldCo LLC. As such, Weber Inc. will consolidate the financial results of Weber HoldCo LLC, and a portion of Weber Inc.’s net income will be allocated to noncontrolling interests to reflect the entitlement of the
Pre-IPO
LLC Members to a portion of Weber HoldCo LLC’s net income. In addition, because Weber HoldCo LLC is under the common control of BDT Capital Partners, LLC before and after the Reorganization Transactions, Weber Inc. accounted for the Reorganization Transactions as a reorganization of entities under common control and initially measured the interests of the
Pre-IPO
LLC Members in the assets and liabilities of Weber HoldCo LLC at their carrying amounts as of the date of the completion of the Reorganization Transactions.
Income Taxes and Tax Receivable Agreement
Weber Inc. entered into a tax receivable agreement that obligates Weber Inc. to make payments to the
Pre-IPO
LLC Members and any future party to the tax receivable agreement generally equal to the 85% of the applicable cash savings that Weber Inc. actually realize as a result of Weber Inc’s allocable share of certain existing tax basis in tangible and intangible assets related to certain transactions that resulted in a step-up
in Weber HoldCo LLC’s tax basis, certain tax adjustments resulting from the purchase of LLC Units from the
Pre-IPO
LLC Members in connection with or after the IPO, future taxable redemptions or exchanges of LLC Units by the holders of LLC Units and from payments made under the tax receivable agreement. Weber Inc. will retain the benefit of the remaining 15% of the tax savings.

WEBER INC.
Notes to Unaudited Financial Statements
(in thousands, except unit and share data)
Stockholders Agreement
Weber Inc. and the
Pre-IPO
LLC Members entered into a stockholders agreement, which, among other things, provided that, for so long as the
Pre-IPO
LLC Members beneficially hold at least 10% of the aggregate number of outstanding shares of Weber Inc.’s common stock, approval by the
Pre-IPO
LLC Members will be required for certain corporate actions.
The IPO
In connection with the completion of the IPO, Weber Inc. issued 17.9 million shares of Class A common stock to the purchasers of the IPO. Weber Inc. used the net proceeds from the offering to acquire 17.9 million newly issued LLC Units from Weber HoldCo LLC at a price per LLC Unit equal to the IPO price of Weber Inc.’s Class A common stock minus underwriting discounts, which represented an aggregate purchase price of $237,500. The purchase of newly issued LLC Units collectively represented 6% of Weber HoldCo LLC’s outstanding LLC Units.
Weber HoldCo LLC used the proceeds from the sale of the LLC Units as follows: (i) to pay fees and expenses of approximately $17,368 in connection with the offering and the Reorganization Transactions, and (ii) to repay $220,132 of the outstanding borrowings under the Secured Credit Facility.
Greenshoe Shares
Subsequent to the IPO, the underwriters exercised the options granted to them to purchase additional shares of Weber Inc. A total of 2.7 million shares of Class A common stock was purchased. Weber Inc. used the net proceeds from the offering to acquire (i) 0.3 million shares of Class A common stock from Blocker equityholders, and (ii) 2.3 million of LLC Units from Weber HoldCo LLC, in each case, at a price per share and per LLC Unit equal to the IPO price of Weber Inc.’s Class A common stock, minus underwriting discounts, which represented an aggregate price of $35,625. Weber HoldCo LLC used the proceeds to buy back LLC Units from existing Weber HoldCo LLC unit holders.

WEBER-STEPHEN PRODUCTS LLC
Condensed Consolidated Balance Sheets
(in thousands, except unit data)

	June 30, 2021	September 30, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,469	$123,792
Accounts receivable, less allowance of $2,491 and $3,262 at June 30, 2021 and September 30, 2020, respectively (1)	321,717	130,885
Inventories, net	333,935	233,327
Prepaid expenses and other current assets (2)	44,109	33,880

Total current assets	846,230	521,884
Property, equipment and leasehold improvements, net	121,842	108,252
Operating lease right-of-use assets (3)	69,043	48,937
Other long-term assets	39,673	33,961
Trademarks, net	358,668	343,965
Other intangible assets, net	149,460	51,866
Goodwill	113,241	30,570

Total assets	$1,698,157	$1,139,435
Liabilities and members’ equity (deficit)
Current liabilities:
Trade accounts payable	$408,031	$298,078
Accrued expenses (4)	179,643	133,868
Income taxes payable	8,103	8,151
Current portion of long-term debt and other borrowings	12,500	36,250
Current portion of long-term financing obligation	571	514

Total current liabilities	608,848	476,861
Long-term debt, less current portion	1,208,248	575,659
Long-term financing obligation, less current portion	38,545	38,986
Non-current operating lease liabilities (5)	57,177	37,986
Other long-term liabilities	186,928	53,491

Total liabilities	2,099,746	1,182,983

Commitments and Contingencies (Note 9)
Members’ deficit, 531,716 and 551,774 common units authorized, issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	(742)	(1,216)
Accumulated other comprehensive loss	(46,319)	(68,580)
Retained (deficit) earnings	(354,528)	26,248

Total members’ (deficit) equity	(401,589)	(43,548)

Total liabilities and members’ (deficit) equity	$1,698,157	$1,139,435

(1)	Includes related party royalty receivables of $75 and $220 at June 30, 2021 and September 30, 2020, respectively (see Note 10).
(2)	Includes related party prepaid royalties of $0 and $10,044 at June 30, 2021 and September 30, 2020, respectively (see Note 10).
(3)	Includes related party operating lease assets of $3,475 and $4,111 at June 30, 2021 and September 30, 2020, respectively (see Note 10).
(4)	Includes related party operating lease liabilities of $1,105 and $0 at June 30, 2021 and September 30, 2020, respectively (see Note 10).
(5)	Includes related party operating lease liabilities of $2,299 and $4,139 at June 30, 2021 and September 30, 2020, respectively (see Note 10 ).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBER-STEPHEN PRODUCTS LLC
Condensed Consolidated Statements of Income
(in thousands, except unit and per unit data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net sales (1)	$668,867	$560,793	$1,632,176	$1,157,169
Cost of goods sold (2)	369,776	329,115	912,558	687,532

Gross profit	299,091	231,678	719,618	469,637
Operating expenses:
Selling, general and administrative (3)(4)	257,758	130,333	555,744	305,051
Amortization of intangible assets	5,226	3,190	12,090	10,045
Gain on disposal of assets held for sale	—	—	(5,185)	—

Income from operations	36,107	98,155	156,969	154,541
Foreign currency (gain) loss	(3,758)	(1,210)	(3,772)	4,823
Interest income (5)	(252)	(311)	(677)	(1,012)
Interest expense	18,283	10,895	50,457	32,006
Loss from early extinguishment of debt	—	—	5,448	—

Income before taxes	21,834	88,781	105,513	118,724
Income tax expense	4,009	8,548	19,398	12,106
Loss (gain) from investments in unconsolidated affiliates	—	778	(5,505)	3,556

Net income	$17,825	$79,455	$91,620	$103,062
Earnings allocated to participating securities	(129)	(721)	(730)	(1,006)

Net income attributable to common members	$17,696	$78,734	$90,890	$102,056

Net income per common unit
Basic	$32.84	$142.69	$166.00	$184.97
Diluted	$32.84	$142.69	$166.00	$184.97
Weighted average common units outstanding
Basic	538,777	551,774	547,515	551,760
Diluted	538,777	551,774	547,515	551,760

(1)
Includes related party royalty revenue of $128 and $34 for the three months ended June 30, 2021 and 2020, respectively, and $75 and $316 for the nine months ended June 30, 2021 and 2020, respectively (see Note 10).

(2)
Includes related party rental expense of $213 and $179 for the three months ended June 30, 2021 and 2020, respectively, and $605 and $538 for the nine months ended June 30, 2021 and 2020, respectively (see Note 10).

(3)
Includes related party rental expense of $68 and $59 for the three months ended June 30, 2021 and 2020, respectively, and $196 and $176 for the nine months ended June 30, 2021 and 2020, respectively (see Note 10).

(4)
Includes related party royalty expense of $0 and $471 for the three months ended June 30, 2021 and 2020, respectively,
and
$268 and $1,574 for the nine months ended June 30, 2021 and 2020, respectively (see Note 10).

(5)
Includes related party interest income of $11 and $14 for the for the three months ended June 30, 2021 and 2020, respectively, and $40 and $42 for the nine months ended June 30, 2021 and 2020, respectively (see Note 10).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBER-STEPHEN PRODUCTS LLC
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income	$17,825	$79,455	$91,620	$103,062
Other comprehensive income (loss):
Foreign currency translation adjustments	577	9,576	2,941	9,196
(Loss) gain on derivative instruments	(4,273)	(1,996)	19,320	(18,012)

Comprehensive income	$14,129	$87,035	$113,881	$94,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBER-STEPHEN PRODUCTS LLC
Condensed Consolidated Statements of Changes in Members’ Equity (Deficit)
(in thousands, except unit data)
(unaudited)

	Three Months Ended June 30, 2021
				Accumulated Other Comprehensive Income (Loss)
	Units	Capital Contribution	Notes Receivable From Members	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Retained Earnings (Deficit)	Total
Balance at March 31, 2021	551,842	$922	$(1,460)	$(26,091)	$(16,532)	$69,875	$26,714
Capital contributions	2,998	12,069	(100)	—	—	—	11,969
Issuance of common units in connection with acquisition	2,899	14,582	—	—	—	—	14,582
Repurchase of members’ interest	(26,023)	(21,049)	—	—	—	(167,811)	(188,860)
Interest income on notes receivable	—	—	(11)	—	—	—	(11)
Notes receivables repayment	—	—	829	—	—	—	829
Net income	—	—	—	—	—	17,825	17,825
Foreign currency translation adjustments	—	—	—	577	—	—	577
Loss on derivative instruments	—	—	—	—	(7,059)	—	(7,059)
Unit based compensation	—	4,511	—	—	—	—	4,511
Reclassification of realized loss on derivative instruments to net income	—	—	—	—	2,786	—	2,786
Members’ distributions	—	(11,035)	—	—	—	(274,417)	(285,452)

Balance at June 30, 2021	531,716	$—	$(742)	$(25,514)	$(20,805)	$(354,528)	$(401,589)

	Three Months Ended June 30, 2020
				Accumulated Other Comprehensive Income (Loss)
	Units	Capital Contribution	Notes Receivable From Members	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Retained Earnings (Deficit)	Total
Balance at March 31, 2020	551,774	$142	$(1,455)	$(48,791)	$(39,866)	$(23,906)	$(113,876)
Interest income on notes receivable	—	—	(14)	—	—	—	(14)
Net income	—	—	—	—	—	79,455	79,455
Foreign currency translation adjustments	—	—	—	9,576	—	—	9,576
Loss on derivative instruments	—	—	—	—	(3,630)	—	(3,630)
Reclassification of realized loss on derivative instruments to net income	—	—	—	—	1,634	—	1,634
Members’ distributions	—	125	—	—	—	(8,317)	(8,192)

Balance at June 30, 2020	551,774	$267	$(1,469)	$(39,215)	$(41,862)	$47,232	$(35,047)

1
1

WEBER-STEPHEN PRODUCTS LLC
Condensed Consolidated Statements of Changes in Members’ Equity (Deficit)
(in thousands, except unit data)
(unaudited)

	Nine Months Ended June 30, 2021
				Accumulated Other Comprehensive Income (Loss)
	Units	Capital Contributions	Notes Receivable from Members	Cumulative Translation Adjustments	Unrealized Gain/(Loss) on Derivative Instruments	Retained Earnings (Deficit)	Total
Balance at September 30, 2020	551,774	$267	$(1,483)	$(28,455)	$(40,125)	$26,248	$(43,548)
Capital contributions	3,066	12,294	(200)	—	—	—	12,094
Issuance of common units in connection with acquisition	2,899	14,582	—	—	—	—	14,582
Repurchase of Members’ Interest	(26,023)	(21,049)	—	—	—	(167,811)	(188,860)
Interest income on notes receivable	—	—	(40)	—	—	—	(40)
Notes receivable repayments	—	—	981	—	—	—	981
Net income	—	—	—	—	—	91,620	91,620
Foreign currency translation adjustments	—	—	—	2,941	—	—	2,941
Gain on derivative instruments	—	—	—	—	11,289	—	11,289
Unit based compensation	—	4,941	—	—	—	—	4,941
Reclassification of realized loss on derivative instruments to net income	—	—	—	—	8,031	—	8,031
Members’ distributions	—	(11,035)	—	—	—	(304,585)	(315,620)

Balance at June 30, 2021	531,716	$—	$(742)	$(25,514)	$(20,805)	$(354,528)	$(401,589)

	Nine Months Ended June 30, 2020
				Accumulated Other Comprehensive Income (Loss)
	Units	Capital Contributions	Notes Receivable from Members	Cumulative Translation Adjustments	Unrealized Gain/(Loss) on Derivative Instruments	Retained Earnings (Deficit)	Total
Balance at September 30, 2019	551,732	$—	$(1,427)	$(48,411)	$(23,850)	$(48,072)	$(121,760)
Capital contributions	42	125	—	—	—	—	125
Interest income on notes receivable	—	—	(42)	—	—	—	(42)
Net income	—	—	—	—	—	103,062	103,062
Foreign currency translation adjustments	—	—	—	9,196	—	—	9,196
Loss on derivative instruments	—	—	—	—	(20,394)	—	(20,394)
Unit based compensation	—	142	—	—	—	—	142
Reclassification of realized loss on derivative instruments to net income	—	—	—	—	2,382	—	2,382
Application of ASC 842	—	—	—	—	—	2,482	2,482
Members’ distributions	—	—	—	—	—	(10,240)	(10,240)

Balance at June 30, 2020	551,774	$267	$(1,469)	$(39,215)	$(41,862)	$47,232	$(35,047)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WEBER-STEPHEN PRODUCTS LLC
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2021	2020
Operating activities
Net income	$91,620	$103,062
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	20,317	21,881
Provision for amortization of intangible assets	12,090	10,045
Provision for amortization of deferred financing costs	2,813	2,079
Management incentive plan compensation, net of forfeitures	5,422	1,725
(Gain) loss from investments in unconsolidated affiliates	(5,505)	3,556
Gain on disposal of assets held for sale	(5,185)	—
Unit based compensation	88,771	142
Loss from early extinguishment of debt	5,448	—
Changes in operating assets and liabilities
Accounts receivable	(186,381)	(202,175)
Inventories	(96,505)	(27,341)
Prepaid expenses and other current assets	12,844	(2,192)
Trade accounts payable	106,057	152,197
Accrued expenses	29,165	57,735
Income taxes payable	6,507	5,120
Other	(13,018)	(4,536)
Net cash provided by operating activities	74,460	121,298
Investing activities
Proceeds from disposal of property, equipment and leasehold improvements	14,028	6,565
Additions to property, equipment and leasehold improvements	(40,503)	(22,709)
Payments for acquisitions	(128,514)	—
Net cash used in investing activities	(154,989)	(16,144)
Financing activities
Proceeds from issuance of long-term debt	1,250,000	—
Payments for deferred financing costs	(26,654)	(3,233)
Payments for deferred offering costs	(2,349)	—
Payments under agreement with iDevices	(228)	(1,521)
Interest rate swap settlement payments	(3,903)	—
Proceeds from contribution of capital, net	13,075	125
Repurchase of members’ interests	(188,860)	—
Members’ distributions	(315,622)	(10,240)
Borrowings from revolving credit facility	217,000	430,167
Payments on revolving credit facility	(217,000)	(419,545)
Payments of long-term debt	(622,500)	(36,250)
Payment for the acquired Q Grill Trademark	—	(18,000)
Service on financing obligation	(382)	—
Net cash provided by (used in) financing activities	102,577	(58,497)
Effect of exchange rate changes on cash and cash equivalents	629	7,808
Increase in cash and cash equivalents	22,677	54,465
Cash and cash equivalents at beginning of period	123,792	44,665
Cash and cash equivalents at end of period	$146,469	$99,130
Supplemental disclosures of cash flow information:
Cash paid for interest	$42,977	$35,172
Cash paid for income taxes, net of refunds of $3,213 and $656, respectively	$17,090	$7,251

Supplemental disclosures of non-cash investing and financing information:
Property and equipment included in accounts payable and accrued expenses	$7,253	$2,997
Deferred offering costs included in accounts payable and accrued expenses	$1,689	$—
Settlement of existing relationship through business combination	$9,776	$—
Issuance of common units for business acquisition	$14,582	$—

1

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)
1. Basis of Presentation and Significant Accounting Policies
The accompanying condensed consolidated financial statements of Weber-Stephen Products LLC (“Weber” or the “Company”) were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to present a fair statement of the results for the interim periods.
Organization
The Company is primarily a manufactur
e
r and distributor of all forms and types of grills, including gas, charcoal, electric and pellet grills and related accessories, which are sold in the Americas, Europe and Asia-Pacific.
Principles of Consolidation
The condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Year
The Company’s fiscal year runs from October 1 through September 30. All references to years are to fiscal years unless otherwise stated.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The effect of the change in the estimates will be recognized in the current period of the change.
Seasonality
Although the Company generally has demand for its products throughout the year, the Company’s sales have historically experienced some seasonality. The Company has typically experienced its highest level of sales of its products in the second and third fiscal quarters as retailers across North America and Europe changeover their floor sets, build inventory and fulfill consumer demand for outdoor cooking products. Sales are typically lower during the first and fourth fiscal quarters, with the exception of the Australia/New Zealand business which is counter seasonal to the balance of the business.
Revenue Recognition
Revenue transactions associated with the sale of grills and related accessories comprise a single performance obligation, which consists of the transfer of products to customers at a point in time. Substantially all of the Company’s revenues relate to the sales of grills and accessories.
The Company satisfies the performance obligation and records revenues for grills and accessories when control has passed to the customer, based on the terms of sale. Transfer of control passes to customers at a point in time, that point in time generally being upon shipment or upon delivery of the performance obligation, depending on the written sales terms with the customer.
The Company’s purchase orders from customers for specific products represent its contracts and include all key terms and conditions related to the sale of products. For all sales, no significant uncertainty exists surrounding the customers’ obligation to pay for grills and accessories. Customers’ obligations to pay are generally under normal commercial terms, with payment terms typically being
30-60
days upon completion of the performance obligation. As payment terms are less than one year from the satisfaction of performance obligation, our sales do not include any significant financing components. Consideration promised in the Company’s contracts with certain customers is variable due to anticipated reductions, such as cash discounts and customer incentives (volume rebates and advertising programs). The transaction price is determined based upon the invoiced sales price, less anticipated reductions. The cost of these discounts and incentives are estimated at the inception of the contract based on the Company’s annual incentive programs with customers and recognized as a reduction to revenue at the time of sale. Subsequent adjustments to discounts or incentive programs are recognized to revenue in the period the adjustment is determinable.

1

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

The Company offers warranties on most of its products, which are considered assurance type warranties and, therefore, are not accounted for as a separate performance obligation.
The Company has elected to account for shipping and handling activities as a fulfillment cost. Accordingly, all shipping and handling activity costs are recognized as Selling, general and administrative expenses at the time the related revenue is recognized. The Company recognized shipping and handling activity costs of $52,883 and $38,352 for the three months ended June 30, 2021 and 2020, respectively, and $126,783 and $84,724 for the nine months ended June 30, 2021 and 2020, respectively. Amounts invoiced to customers for shipping and handling are recorded in Net sales. Any taxes collected on behalf of government authorities are excluded from Net sales.
Accounts Receivable
Accounts receivable consist primarily of amounts due to the Company from its normal business activities, offset by an allowance for expected credit losses. The Company estimates its expected credit losses based on historical experience, the aging of accounts receivable, consideration of current economic conditions and its expectations of future economic conditions. Additionally, the Company establishes customer-specific allowances for known at-risk
accounts. The Company does not require collateral from its customers. Accounts receivable are written off when it is determined that the receivable will not be collected.
The Company’s allowances are as follows:

Balance at September 30, 2020	$3,262
Charges (credits) to the provision, net	325
Accounts written off, net of recoveries	(1,096)

Balance at June 30, 2021	$2,491

Balance at September 30, 2019	$2,858
Charges (credits) to the provision, net	863
Accounts written off, net of recoveries	(160)

Balance at June 30, 2020	$3,561

Inventories
Inventories include finished products and
work-in-process
and materials associated with production and are valued at the lower of cost or market (net realizable value) using the first-in,
first-out
method. In evaluating net realizable value, appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors.
The components of inventory are as follows:

	June 30, 2021 (unaudited)	September 30, 2020
Work-in-process and materials	$48,041	$33,343
Finished products	285,894	199,984

Total Inventories, net	$333,935	$233,327

1

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

Property, Equipment and Leasehold Improvements
During the fiscal year ended September 30, 2020, the Company determined that one of its manufacturing sites was considered to be assets held for sale, since the asset group was being marketed for sale and all the criteria to be classified as held for sale under Accounting Standards Codification (“ASC”) 360,
Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets
, had been met. The related buildings and its content were vacated and the Company no longer required these assets for its future operations. The carrying value of these assets was $8,297 as of September 30, 2020 and was recorded within Property, equipment and leasehold improvements, net. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. On December 30, 2020, the Company disposed of this manufacturing site, for net cash proceeds of $13,540, which resulted in a gain of $5,185.
Warranty
The Company offers warranties on most of its products. The specific terms and conditions of the warranties offered by the Company vary depending upon the product sold. The Company estimates the costs that may be incurred under its warranty plans and the period for which claims are honored, and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, the type of products sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Deferred Financing Costs
Deferred financing costs are amortized over the term of the related debt. The carrying value of the deferred financing costs was $25,813 and $7,422 as of June 30, 2021 and September 30, 2020, respectively. Deferred financing costs related to long-term debt are reflected as a direct reduction of the carrying value of the related debt. Amortization expense of deferred financing costs was $955 and $856 for the three months ended June 30, 2021 and 2020, respectively, and $2,813 and $2,079 for the nine months ended June 30, 2021 and 2020, respectively, and was recorded in Interest expense.
Deferred Offering Costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process
equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in members’ equity (deficit) as a reduction of equity generated as a result of the offering. Should the in-process
equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of income. The Company had $4,037 and $0 of deferred offering costs recorded within Prepaid expenses and other current assets as of June 30, 2021 and September 30, 2020, respectively.
Income Taxes
In the U.S., the Company, a limited liability company (LLC), is taxed as a partnership under the Internal Revenue Code. The Company’s income is included in the members’ income tax returns. Accordingly, the Company generally is not subject to federal or certain state income taxes. The Company has operations that are subject to income and other similar taxes in foreign countries. A valuation allowance is provided to offset deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
In accordance with ASC 740,
Income Taxes
, the Company evaluated the technical merits of its income tax positions and has established income tax reserves for uncertain tax positions for the three and nine months ended June 30, 2020 and 2021. See Note 8 for further information.
The Company’s practice is to recognize interest and penalties related to income tax matters in Income taxes in the accompanying condensed consolidated statements of income. For the three and nine months ended June 30, 2021 and 2020, there were no significant interest or penalties related to uncertain income tax positions that were recognized in the accompanying condensed consolidated statements of income.

1

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

Derivative Instruments
During the nine months ended June 30, 2021 and 2020, the Company used interest rate swap contracts to reduce its exposure to fluctuations in interest rates. During the nine months ended June 30, 2021 and 2020, the Company also entered into foreign currency forward contracts to reduce its exposure to fluctuations in foreign currency denominated sales and the respective cash flows impacting Gross profit. When entered, these financial instruments are designated as cash flow hedges of underlying exposures and de-designated
when the foreign currency denominated sale of inventory is made to a third party. The gains or losses from changes in the fair value of foreign exchange contracts de-designated
as cash flow hedges are recorded in Foreign currency (gain) loss.
During the nine months ended June 30, 2021, the Company used commodity index contracts to reduce its exposure to fluctuations in cash flows relating to the purchases of aluminum and steel-based components and raw materials impacting Gross profit.
Cash flows related to the settlement of derivative instruments designated as cash flow hedges are classified within operating activities. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income (loss) and reclassified to earnings when the hedged item affects earnings.
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. The Company deals with only investment-grade counterparties and monitors the overall credit risk and exposure to individual counterparties. The Company did not experience any nonperformance by a counterparty during the nine months ended June 30, 2021 or 2020. The Company did not require, nor did it post, collateral or security on such contracts.
Business Combinations
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of income.
In the event that the Company acquir
e
s an entity in which the Company previously held an investment in an unconsolidated affiliate, the difference between the fair value of the shares as of the date of the acquisition and the carrying value of the investment is recorded as a gain or loss and recorded within Loss (gain) from investments in unconsolidated affiliates.
Income (Loss) Per Unit
Basic income (loss) per unit is computed using the weighted-average number of outstanding common units during the period. Diluted income (loss) per unit is computed using the weighted- average number of outstanding common units and, when dilutive, potential common units outstanding during the period. For purposes of the diluted net income (loss) per unit calculation, common units issued in exchange for notes receivable with limited recourse provisions are considered to be potentially dilutive securities. See Note 15 for further information. Basic and diluted net income (loss) per unit attributable to common members is presented in conformity with the two-class
method required for participating securities as vested awards under the Management Incentive Compensation Plan are considered to be participating securities. The two-class
method determines net income (loss) per unit for common and participating securities according to dividends declared or accumulated and participation rights in undistributed income (loss). The two-class
method requires income (loss) available to common members for the period to be allocated between common and participating securities based upon their respective rights to share in undistributed income (loss) as if all income (loss) for the period had been distributed.

1

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

Unit Based Compensation
As described within the Change in Accounting Principle section below, in anticipation of becoming a public company, the Company changed its methodology for valuing the profits interest units and Management Incentive Compensation Plan (“LTIP”) awards from the intrinsic value methodology to fair value during the quarter ended March 31, 2021. Both the LTIP awards and the profits interest units are liability classified. The awards are re-measured
to their fair values at each reporting date with changes in the fair value recognized in compensation expense until settlement or cancellation. Compensation expense associated with the awards is recognized over the service period of the awards based on the graded-vesting method. The Company accounts for forfeitures as they occur.
The value of the LTIP awards is based on achievement of performance metrics established by the Compensation Committee of the Board of Directors. The value of the awards at the end of each reporting period is dependent upon the Company’s estimates of the underlying performance measures. As the units issued are based on performance metrics, the expense is adjusted for the ultimate number of units expected to be issued as of the end of each reporting period.
The fair value of the profits interest units is estimated using the Black-Scholes option-pricing valuation model. The determination of fair value using an option-pricing model is affected by the Company’s enterprise value as well as assumptions pertaining to several variables, including expected volatility, the expected term of the unit and the risk-free rate of interest. In the option-pricing model for the Company’s profits interest units, expected volatility is based on an analysis of reported data for a group of guideline publicly-traded companies. For this analysis, the Company selects companies with comparable characteristics including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the units. The Company determines expected volatility using an average of the historical volatilities of the guideline group of companies. The Company expects to continue to apply this process until such time as it has adequate historical data regarding volatility. The expected term of the unit is based on expected exercise patterns of unit holders and the risk-free rate of interest is based on U.S. Treasury yields.
Advertising Costs
The Company expenses advertising costs upon the first display of the advertisement and includes advertising expenses in Selling, general and administrative expenses in the condensed consolidated statements of income. The Company incurred advertising expenses of $49,421 and $26,596 for the three months ended June 30, 2021 and 2020, respectively, and $84,921 and $46,991 for the nine months ended June 30, 2021 and 2020, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred and included in Selling, general and administrative expenses in the condensed consolidated statements of income. The Company incurred research and development expenses of $18,421 and $4,659 for the three months ended June 30, 2021 and 2020, respectively, and $28,619 and $11,967 for the nine months ended June 30, 2021 and 2020, respectively.
Change in Accounting Principle
Profits interest units and LTIP awards historically were accounted for as liability compensatory awards under ASC 710,
Compensation—General
, and valued using the intrinsic value method, as permitted by ASC 718,
Compensation—Stock Compensation
, for nonpublic entities. In anticipation of becoming a public company, as defined in ASC 718, the Company changed its methodology for valuing the profits interest units and LTIP awards during the quarter ended March 31, 2021. While the profits interests units and LTIP awards will continue to be re-measured
at each quarterly reporting date, the profits interests units and LTIP awards are required to be accounted for prospectively at fair value using a fair value pricing model, such as Black-Scholes. The effect of the change resulted in additional compensation expense of
$44,207 and $67,296 during the three months and nine months ended June 30, 2021, respectively. The effect of the change represents the difference in compensation costs measured using the intrinsic value method and the fair value method. The LTIP awards were not impacted by the change in valuation methods due to the nature of the grant terms and underlying calculation.

1

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

New Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. The guidance is temporary and can be applied through December 31, 2022. The guidance has not impacted the condensed consolidated financial statements to date. The Company will continue to monitor the impact of the ASU on our condensed consolidated financial statements in the future.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
. ASU
2019-12
intended to simplify various aspects of accounting for income taxes. The Company elected to early adopt ASU
2019-12
effective October 1, 2019. Certain components of this guidance were adopted on a prospective basis with the remaining components adopted on a modified retrospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU
2018-15,
Customer’s Accounting for Implementation
Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
. ASU
2018-15
r
e
quires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud-computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The Company adopted this ASU effective October 1, 2020 using the prospective approach. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
. ASU
2018-13
requires entities to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Amendments in this guidance also require disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issues of Level 3 assets and liabilities, and clarify that the measurement uncertainty disclosure is as of the reporting date. The guidance removes requirements to disclose the amounts and reasons for transfers between Level 1 and Level 2, policy for timing between of transfers between levels, and the valuation processes for Level 3 fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the provisions of this ASU effective October 1, 2020. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements
.
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, which will require entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance
sheet credit exposures. The Company adopted this ASU effective October 1, 2020. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
New Accounting Pronouncements Issued but Not Yet Adopted
No recent accounting pronouncements were issued by the FASB that are believed by management to have a material impact on the Company’s future financial statements.

1

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

2. Goodwill and Other Intangibles
The Company’s goodwill consists of the following:

	Americas	EMEA	APAC	Total

Balance as of September 30, 2020	$19,219	$10,722	$629	$30,570
Acquisitions	55,406	—	27,530	82,936
Foreign exchange	—	124	(389)	(265)

Balance as of June 30, 2021	$74,625	$10,846	$27,770	$113,241

Balance as of September 30, 2019	$19,219	$9,971	$593	$29,783
Foreign exchange	—	306	14	320

Balance as of June 30, 2020	$19,219	$10,277	$607	$30,103

The Company’s intangible assets consist of the following

	June 30, 2021 (unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademark—Weber	$310,000	$—	$310,000
Trademarks—Other	55,900	(7,232)	48,668

Trademarks, net	365,900	(7,232)	358,668

Customer lists	91,993	(49,283)	42,710
Patents	49,428	(47,325)	2,103
In-process research and development	4,500	(1,988)	2,512
Developed technology	87,000	(2,689)	84,311
Reacquired rights	14,083	(1,078)	13,005
Non-compete agreement	6,300	(1,481)	4,819

Other intangible assets, net	253,304	(103,844)	149,460

Total	$619,204	$(111,076)	$508,128

	September 30,2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trademark—Weber	$310,000	$—	$310,000
Trademarks—Other	38,900	(4,935)	33,965

Trademarks, net	348,900	(4,935)	343,965

Customer lists	91,388	(45,684)	45,704
Patents	49,428	(46,156)	3,272
Internally developed software	5,700	(5,700)	—
In-process research and development	4,500	(1,650)	2,850
Non-compete agreement	600	(560)	40

Other intangible assets, net	151,616	(99,750)	51,866

Total	$500,516	$(104,685)	$395,831

The Company’s indefinite-lived intangible assets consist of Trademark—Weber.

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

As of June 30, 2021, the remaining weighted-average amortization periods of the intangible assets subject to amortization are as follows:

Weighted- Average Years
Trademarks—Other	14.9
Customer lists	9.5
Patents	7.7
In-process research and development	5.6
Developed technology	14.6
Reacquired rights	3.1
Non-compete agreement	2.6

The Company expects to record the following amortization expense on intangible assets for each of the next five years and thereafter:

Remaining period of 2021	$5,182
2022	20,815
2023	20,810
2024	18,745
2025	14,680
Thereafter	117,895

Total	$198,127

Total amortization expense for the Company’s intangible assets was $5,226 and $3,190 for the three months ended June 30, 2021 and 2020, respectively, and $12,090 and $10,045 for the nine months ended June 30, 2021 and 2020, respectively.

3. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements, net consists of the following:

	June 30, 2021 (unaudited)	September 30, 2020
Land	$6,453	$12,530
Buildings	44,473	52,985
Computer equipment and software	72,588	66,166
Equipment	197,515	209,033
Leasehold improvements	12,617	17,264
Construction-in-progress	35,792	8,075

	369,438	366,053
Accumulated depreciation	(247,596)	(257,801)

Total	$121,842	$108,252

Depreciation expense amounted to $6,853 and $7,264 for the three months ended June 30, 2021 and 2020, respectively, and $20,317 and $21,881 for the nine months ended June 30, 2021 and 2020 respectively.

2
1

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

4. Acquisitions
June Acquisition
On January 12, 2021, the Company acquired all of the remaining outstanding stock of June Life, Inc. (“June”), a smart appliance and technology company. The purpose of the acquisition was primarily to advance consumer experiences through the use of embedded technology in its products and higher quality digital products.
The preliminary composition of the purchase price recorded for June was as follows:

Cash	$108,285
Fair value of equity interest	24,144
Settlement of existing contractual relationship	9,776

Total	$142,205

Prior to the acquisition, the Company held an existing equity interest in June, which was historically accounted for as an equity method investment. Upon completion of the merger agreement, June became a wholly-owned subsidiary of the Company. At the time of acquisition, the fair value of the existing equity interest totaled $24,144. See Note 5 for further details.
The June license and development agreement, discussed within Note 5, was deemed to be an existing contractual relationship. As a result of the business combination, the Company recorded this arrangement as consideration at its January 12, 2021 fair value, which resulted in an increase in goodwill of $9,776.
The results of operations for June have been included in the condensed consolidated statements of income since the acquisition date, which were not material. June operations are reflected within the Americas reportable segment. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the Company’s net sales and results of operations, either individually or in aggregate.
The June 30, 2021 condensed consolidated balance sheet includes the assets and liabilities of June, which have been measured at fair value as of the acquisition date. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company’s continuing review of matters related to the acquisition. The primary areas that remain preliminary relate to the fair values of intangible assets acquired and their estimated useful lives, valuation of deferred taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The preliminary allocation of purchase price recorded for June was as follows:

Cash	$6,046
Inventory	480
Accounts receivable	85
Prepaid expenses and other current assets	617
Property and equipment	104
Intangibles	109,700
Goodwill	55,406
Accounts payable	(870)
Accrued expenses	(3,954)
Other long-term liabilities	(25,409)

Total	$142,205

The above fair values of assets acquired and liabilities are preliminary and are based on the information that was available as of the reporting date.
The goodwill of $
55,406

represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce and expected future synergies. None of the goodwill is expected to be deductible for tax purposes.

2
2

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

The Company recognized $
25,409

of deferred tax liabilities due to the acquisition of June. The deferred tax liabilities have been recorded in Other long-term liabilities in the accompanying condensed consolidated balance sheets.
The amounts, based on preliminary valuations and subject to final adjustment, allocated to intangible assets are as follows:

Gross Carrying Amount
Trade names and trademarks	$17,000
Developed software / patented technology	87,000
Non-competition / restrictive covenant agreements	5,700

Total	$109,700

Useful Lives
Trade names and trademarks	20.0
Developed software / patented technology	15.0
Non-competition / restrictive covenant agreements	3.0

Total weighted average useful life	15.2
Developed software/patented technology were valued using the multi-period excess earnings method (“MPEEM”). Intangible assets consisting of trade names and trademarks and non-competition/
restrictive covenant agreements were valued using the relief from royalty (“RFR”) method and lost income method, respectively. In many cases, the determination of fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change
.
As a result of the acquisition, the Company recognized $1,187 of acquisition-related costs which are included in Selling, general and administrative expenses on the Company’s condensed consolidated statements of income.
RMC Acquisition
On April 1, 2021, the Company acquired all aspects of the operations of R McDonald Co. Pty. Ltd. (“RMC”), that supported the Company’s business units in Australia and New Zealand. This included certain fixed assets, members of the RMC workforce and their related employment liabilities and the reacquired right to sell and market the Company’s products. RMC, a marketing and distribution company, had historically provided operational and marketing support to operate the Weber Australia and Weber New Zealand businesses on behalf of the Company. The primary purpose of the acquisition was to re-acquire
those operational and marketing rights.
The preliminary composition of the purchase price recorded for RMC was as follows:

Cash	$26,275
Equity consideration issued by the Company (2,899 common units)	14,582

Total	$40,857

Prior to the acquisition, the Company had a preexisting contractual agreement with RMC which provided RMC the exclusive rights to sell, market, and distribute barbecue grills and accessories in Australia and New Zealand. With the acquisition, the effective settlement of this agreement resulted in the Company reacquiring rights to sell, market, and distribute products in Australia and New Zealand. In addition, RMC had a contractual agreement to provide administrative support services to the Company’s Australian and New Zealand businesses, as well as a licensing agreement for RMC to use certain trademarks of the Company. The transaction resulted in no gain or loss as the contractual terms of these agreements were at market.
The results of operations for RMC have been included in the condensed consolidated statements of income since the acquisition date, which were not material. RMC operations are reflected within the Asia-Pacific (“APAC”) reportable segment. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the Company’s net sales and results of operations, either individually or in aggregate.

2
3

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

The June 30, 2021 condensed consolidated balance sheet includes the assets and liabilities of RMC, which have been measured at fair value as of the acquisition date. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company’s continuing review of matters related to the acquisition. The primary areas that remain preliminary relate to the fair value of the intangible asset acquired, valuation of deferred taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The preliminary allocation of purchase price recorded for RMC was as follows:

Property and equipment	$432
Reacquired rights	14,300
Goodwill	27,530
Accrued expenses	(1,405)

Total	$40,857

The above fair values of assets acquired and liabilities are preliminary and are based on the information that was available as of the reporting date.
The goodwill of $27,530 represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce and expected future synergies. None of the goodwill is expected to be deductible for tax purposes.
The reacquired rights were valued using MPEEM. The useful life of the reacquired rights were estimated to be 3.3 years. The determination of fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change.
As a result of the acquisition, the Company recognized approximately $325 of acquisition-related costs which are included in Selling, general and administrative expenses on the Company’s condensed consolidated statements of income.

5.	Investments
During the fiscal year ended September 30, 2019, the Company executed an agreement with June to purchase $23,000 of June’s preferred stock and $1,269 of June’s common stock. The common stock investment represents 6% of the total outstanding common stock of June, and the total combined equity investment represents less than 20% of the voting interest in June.
The Company also entered into a license and development agreement with June to license certain software and other technology owned by June and adapt this technology to certain products of the Company. The license and development agreement includes provisions for the Company to pay June royalties at varying rates based on the quantities and type of product sold containing the licensed technology. As of June 30, 2021 and September 30, 2020, the Company had recorded prepaid royalties of $0 and $10,044, respectively. Upon the sale of products using the specified technology within the arrangement, the Company amortizes its prepaid royalty expenses into its operating results. Royalty expense of $0 and $471 was recognized under this agreement for the three months ended June 30, 2021 and 2020, respectively, and $268 and $1,574 for the nine months ended June 30, 2021 and June 30, 2020, respectively.
Prior to the acquisition of June, the Company determined it had significant influence over June due to the substantial impact of the license and development agreement on June’s operating results and cash flows. As a result, the Company has accounted for the common stock investment in June as an equity method investment and recorded its share of June’s earnings or losses. The Company computed the difference between the fair value of June’s net assets and the carrying value of those net assets in June’s financial statements (“basis differences”). The basis differences primarily related to the fair value of intangible assets. The basis differences were amortized over the remaining life of the assets or liabilities to which they relate and recognized as an adjustment to the equity in earnings of June in the Company’s condensed consolidated statements of income.

2
4

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)
During the three months ended June 30, 2021 and 2020, the Company recorded an equity method loss of $0 and $778, respectively, and an equity method gain of $5,505 and an equity method loss of $3,556 for the nine months ended June 30, 2021 and 2020, respectively, with an offsetting reduction in its investment in June. During the nine months ended June 30, 2021 and 2020, June equity method losses were allocated to the preferred stock investment as the cost basis in the common stock investment had been reduced to zero during the nine months ended June 30, 2020. The carrying value of the preferred stock investment in June was $18,639 as of September 30, 2020 and was recorded in Other long-term assets. As described in Note 4, on January 12, 2021, the Company acquired the remaining equity interest in June and fully consolidated the entity. At acquisition, the Company remeasured the fair value of its existing equity interest, which exceeded the carrying amount of the investment and resulted in a pre-tax
gain of $6,910. The gain offset with the equity method loss of $1,405 was recorded within Loss (gain) from investments in unconsolidated affiliates during the nine months ended June 30, 2021. The Company calculated the fair value of its existing equity interest based on the per share prices paid to the sellers of common stock share and preferred stock on acquisition.

6.	Debt
Long-term debt consists of the following:

	June 30, 2021 (unaudited)	September 30, 2020
Secured Credit Facility Term Loan, due October 2027	$1,243,750	$—
Senior Facility term loan, due December 2022	—	616,250

Total borrowings	1,243,750	616,250
Deferred financing costs	(17,287)	(4,341)
Original issue discount	(5,715)	—

Total debt	1,220,748	611,909
Less: current portion of long-term debt and other borrowings	(12,500)	(36,250)

Total long-term debt	$1,208,248	$575,659

Aggregate maturities of long-term debt as of June 30, 2021, are as follows:

Remaining period of 2021	$3,125
2022	12,500
2023	12,500
2024	12,500
2025	12,500
Thereafter	1,190,625

$1,243,750

Secured Credit Facility
On October 30, 2020, the Company retired its existing senior credit facility (“Senior Facility”) and entered into a new credit facility (the “Secured Credit Facility”) with a syndicate of financial institutions and investors. The Secured Credit Facility includes an initial term loan (“Term Loan”) of $1,250,000 and a revolving credit facility (“Revolving Loan”) with a maximum commitment of $300,000. The proceeds from the Term Loan were used, in part, to pay off the outstanding balance of $616,250 on the Senior Facility. Under the Secured Credit Facility, the Company’s U.S.-based assets, excluding real estate, are pledged as collateral, including its interests in certain foreign subsidiaries.
In connection with the Secured Credit Facility, the Company paid financing costs totaling $26,654, of which $25,154 related to the Term Loan and $1,500 related to the Revolving Loan, during the nine months ended June 30, 2021. The Term Loan costs included an original issue discount of $6,250. The financing costs and original issue discount were recorded as deferred financing costs in the condensed consolidated balance sheets and are amortized over the remaining lives of the respective borrowing.

2
5

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

Under extinguishment accounting, the Company recorded a $5,448 Loss from early extinguishment of debt in the condensed consolidated statements of income, representing a write-off
of unamortized deferred financing costs. This loss consisted of $4,173 related to the Senior Facility term loan and $1,275 related to Senior Facility revolving loan.
The Term Loan matures on October 30, 2027. Principal payments on the Term Loan commenced on March 31, 2021, and are payable quarterly at scheduled amounts, with the balance due at maturity. At the Company’s option, the Term Loan interest rate is based on either (i) London Interbank Offered Rate (“LIBOR”) for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.75%), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. As of June 30, 2021, the interest rate on the Term Loan was LIBOR plus 3.25%. Interest is payable on the last business day of the month for the relevant interest period selected.
The Revolving Loan matures on October 30, 2025, and it provides for borrowings of a maximum commitment of $300,000 and up to $30,000 for the issuance of standby and commercial letters of credit. The Revolving Loan also provides for $25,000 for swingline loans and no sub-limit
for multicurrency borrowings that reduce the amount of available borrowings. The proceeds of any borrowings made under the Revolving Loan can be used to finance working capital needs, member distributions, acquisitions, capital expenditures and for other general purposes. As of June 30, 2021, the Revolving Loan had borrowings outstanding of $0 and letters of credit issued of $6,386, leaving $293,614 of available borrowing capacity. Commitment fees are based on the unused portion of the Revolving Loan at a rate of 0.30%, which can fluctuate based on the average leverage ratio
.
Borrowings under the Revolving Loan bear interest at a rate equal to, at the Company’s option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.00% per annum), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. The applicable margin can fluctuate based on the average leverage ratio, as defined in the Secured Credit Facility. Interest is payable in March, June, September and December during the term of the agreement on the last business day of the calendar quarter. There were no outstanding borrowings on the Revolving Loan as of June 30, 2021.
The Secured Credit Facility contains certain restrictive covenants relating to, among other things, limitations on indebtedness, transactions with affiliates, sales of assets, acquisitions, and members’ distributions. In addition, above a certain borrowing level, there is a financial covenant relating to the Company’s average leverage ratio. As of June 30, 2021, the Company was in compliance with all debt covenants.
Senior Facility
Prior to the retirement of the Senior Facility described above, borrowings under the Senior Facility’s revolving line of credit bore interest at a rate equal to, at the Company’s option, either: (i) LIBOR for the relevant currency borrowed, plus an applicable margin; or (ii) a base determined by reference to the highest of: (a) the prime rate, (b) the federal funds effective rate plus 0.5%, or (c) the LIBOR applicable for an interest period of one month plus 1.0%, plus an applicable margin. As of September 30, 2020, the interest rate on the term loan under the Senior Facility was LIBOR plus 2.25%. There were no outstanding borrowings on the revolving line of credit as of September 30, 2020.

2
6

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

7.	Derivative Instruments
Interest Rate Swap Contracts
The Company uses interest rate swap contracts to minimize the effect of fluctuating variable interest rates under the Senior Facility and the Secured Credit Facility on Interest expense within its reported operating results. As cash flow hedges, the interest rate swaps are revalued at current market rates, with the changes in valuation reflected directly in Other comprehensive income (loss). The gains or losses on the interest rate swaps reported in Accumulated other comprehensive income (loss) in members’ equity are reclassified into Interest expense in the periods in which the monthly interest settlement is paid on the interest rate swap.
See Note 11 for further information.
The notional values of the Company’s outstanding interest rate swap contracts were as follows:

	June 30, 2021 (unaudited)	September 30, 2020
Interest rate swap contracts	$1,220,000	$410,000
On October 30, 2020, the Company completed a series of transactions to amend and extend certain interest rate swap agreements by an additional three years. These interest rate swap transactions consisted of the following: (i) $360,000 of the interest rate swaps were de-designated
as cash flow hedges, (ii) the Company entered into a $360,000 pay-variable
received-fixed interest rate swap which was designed to economically offset the terms of the $360,000 of swaps in (i) and which are not designated as cash flow hedges, and (iii) the Company entered into a $500,000 new pay-fixed
interest rate swap with an extended maturity. The new
pay-fixed
interest rate swaps is considered a hybrid instrument with a financing component and an embedded at-market
derivative that was designated as a cash flow hedge (see discussion of cash flow presentation below).
At the time of the
de-designation
of the above $360,000 in interest rate swaps, there was approximately $38,249 of unrealized losses recorded in Accumulated other comprehensive income (loss). This amount will be amortized to interest expense through the remaining term of the original de-designated
swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The $360,000 of interest rate swaps de-designated
as cash flows hedges and the $360,000 of offsetting swaps will be marked to market with changes in fair value recognized, along with the fixed and variable payments on these swaps, in interest expense which are expected to nearly offset each other. The Company presents the derivatives on a gross basis on the balance sheet.
The new
pay-fixed
interest rate swap is a hybrid instrument in accordance with ASC 815,
Derivatives and Hedging
, consisting of a financing component and an embedded
at-market
derivative. The financing component is accounted for at amortized cost over the life of the swap while the embedded at-market
derivative is accounted for at fair value on the balance sheet and designated as a cash flow hedge. This new $500,000 swap is indexed to one-month
LIBOR and is net settled on a monthly basis with the counterparty for the difference between the fixed rate of 2.2025% and the variable rate based upon one-month
LIBOR (subject to a floor of 0.75%) as applied to the notional amount of the swap. In connection with the transactions discussed above, no cash was exchanged between the Company and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed
interest rate swap. Cash settlements related to interest rate contracts will generally be classified as operating activities on the condensed consolidated statements of cash flows. The cash flows related to the portion of the hybrid instrument treated as debt are classified as financing activities in the condensed consolidated statements of cash flows while the portion treated as an at-market
derivative is classified as
operating activities.
Foreign Currency Forward Contracts
The Company enters into foreign currency forward contracts to minimize the effect of fluctuating variable foreign currency denominated cash flows impacting gross profit within its reported operating results. As cash flow hedges, the forward contracts are revalued at current foreign exchange rates with the changes in the valuation reflected directly in Accumulated other comprehensive income (loss). The gains or losses on the forward contracts reported in Accumulated other comprehensive income (loss) in members’ equity are reclassified into Cost of goods sold in the period or periods in which the foreign currency denominated sale of inventory is made to a third party and the contracts are de-designated.
The gains or losses from changes in the fair value of foreign exchange contracts de-designated
as cash flow hedges are recorded in Foreign currency (gain) loss. The Company also enters into foreign currency forward contracts that economically hedge its risk on foreign currency denominated receivables. The gains or losses from changes in fair value on these contracts are recorded in Foreign currency (gain) loss.

2
7

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

The notional values of the Company’s outstanding foreign currency forward contracts were as follows:

	June 30, 2021 (unaudited)	September 30, 2020
Foreign currency forward contracts	$25,445	$5,730
See Note 11 for further information.
Cash Flow Hedges Impact on the Condensed Consolidated Statements of Comprehensive Income
For derivatives designated as cash flow hedges, the (loss) gain recognized in Other comprehensive income (loss) was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Interest rate swap contracts	$(7,059)	$(3,630)	$11,406	$(20,337)
Foreign currency forward contracts	—	—	(117)	(57)

Total (loss) gain recognized	$(7,059)	$(3,630)	$11,289	$(20,394)

Cash Flow Hedges Impact on the Condensed Consolidated Statements of Income
For derivatives designated as cash flow hedges, the loss reclassified from Accumulated other comprehensive income (loss) into the condensed consolidated statements of income was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Interest rate swap contracts	$(2,669)	$(1,634)	$(7,782)	$(2,325)
Foreign currency forward contracts	(117)	—	(249)	(57)

Total (loss) gain recognized	$(2,786)	$(1,634)	$(8,031)	$(2,382)

For derivatives
de-designated
as cash flow hedges and economic hedges on foreign currency denominated receivables, the gain (loss) recognized directly into Foreign currency (gain) loss in the condensed consolidated statements of income was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Foreign currency forward contracts	$(141)	$(1,093)	$776	$1,222
As of June 30, 2021, the Company estimates that it will recognize approximately $10,662 of losses associated with the above contracts in net income within the next 12 months.
Commodity Index Contracts
The Company enters into commodity index contracts to minimize the effect of fluctuating variable costs relating to the purchases of aluminum and steel-based components and raw materials. The commodity index contracts are accounted for as financial instruments and the Company did not apply hedge accounting. The Company did not enter into commodity index contracts during the nine months ended June 30, 2020.

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

As financial instruments, the commodity index hedges are revalued at current commodity index rates with the changes in the valuation reflected directly in Cost of goods sold. The Company recorded a corresponding gain on the change in fair market value as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Commodity index contracts	$(1,508)	$—	$(7,099)	$—

See Note 11 for further information.

8.	Income Taxes
For the three months ended June 30, 2021, the Company recognized tax expense of
$4,009 on income before
taxes
of $21,834
. The Company’s effective tax rate of
18.4% was more favorable than the statutory rate of 21% due to nontaxable U.S. flow-through income and a discrete benefit of $1,334 for the release of valuation allowances on
our
Germany deferred tax assets. This benefit was partially offset by foreign taxes owed by foreign subsidiaries. For the nine months ended June 30, 2021, the Company recognized tax expense of
$19,398 on income before
taxes
of $105,513. Our effective tax rate of 18.4% was more favorable than the statutory rate due to nontaxable U.S. flow-through income and a discrete benefit of $2,449 for the release of valuation allowances on
our
Germany, United Kingdom and South Africa deferred tax assets. This benefit was partially offset by foreign taxes owed by foreign subsidiaries.
For the three months ended June 30, 2020, we recognized tax expense of $8,548 on income before taxes
of $88,781. The Company’s effective tax rate of 9.6% was more favorable than the federal statutory rate of 21% due to nontaxable U.S. flow-through income. This benefit was partially offset by foreign taxes owed by foreign subsidiaries. For the nine months ended June 30, 2020, we recognized tax expense of $12,106 on income before taxes of $118,724. The Company’s effective tax rate of 10.2% was more favorable than the statutory rate due to nontaxable U.S. flow-through income. This benefit was partially offset by foreign taxes owed by foreign subsidiaries.
9. Commitments and Contingencies
Warranty
The following is an analysis of product warranty reserves and charges against those reserves:

Balance at September 30, 2020	$21,909
Accrual for warranties issued	8,737
Acquired June warranty reserve	759
Warranty settlements made	(6,170)

Balance at June 30, 2021	$25,235

Balance at September 30, 2019	$19,515
Accrual for warranties issued	6,172
Warranty settlements made	(3,424)

Balance at June 30, 2020	$22,263

The balance of warranty reserves recorded in Other long-term liabilities was $20,384 and $17,995 as of June 30, 2021 and September 30, 2020, respectively. The remaining current balances of $4,851 and $3,914 as of June 30, 2021 and September 30, 2020, respectively, were recorded in Accrued expenses.

2
9

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

Contingent Consideration
As part of the 2016 acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices, LLC (“iDevices”), the Company has future cash payments due to iDevices in conjunction with an earn-out
and development agreement. Under this agreement, the Company must pay iDevices a minimum of $8,000, and then additional royalty payments at fixed rates on iGrill and Kitchen Thermometer products sold for a total of 10 years or up to $15,000, whichever comes first. Under the terms of the earn-out
and development agreement, the Company paid $228 and $1,521 during the nine months ended June 30, 2021 and 2020, respectively. The fair value of the contingent consideration liability was $472 and $700 at June 30, 2021 and September 30, 2020, respectively. The fair value of these estimated future cash payments was based on valuation methods and management’s best estimates as of the date of acquisition and was recorded as a contingent consideration liability in Other long-term liabilities in the accompanying condensed consolidated balance sheets.
E
urope Manufacturing Facility
The lease of the Europe manufacturing facility commenced during the quarter ended June 30, 2021. The lease term is 15 years. In addition, the Company has options to extend the lease term for five-year periods as allowed by local laws and regulatory requirements. The annual cash rental payments due under the lease agreement in the first year are $2,424 and will increase each year by the increase in the Harmonized Index of Consumer Prices or 1.25%, whichever is lower, through the end of the lease term. This lease also requires the Company to pay real estate taxes and maintenance costs on the facility.
Legal Proceedings
The Company is subject to a variety of investigations, claims, suits and other legal proceedings that arise from time to time in the ordinary course of business including, but not limited to, intellectual property, employment, tort, and breach of contract matters. The Company currently believes that the outcomes of such proceedings, individually and in the aggr
e
gate, will not have a material adverse impact on its business, cash flows, financial position or results of operations. Any legal proceedings are subject to inherent uncertainties, and management’s view of these matters and their potential effects may change in the future.
10. Related Parties
Periodically, the Company engages in transactions with related parties, which include entities that are owned in whole or in part by certain owners or employees of the Company.
The Company leases certain manufacturing and office facilities in the U.S. from related parties. Rental expense amounted to $281 and $238 for the three months ended June 30, 2021 and 2020, respectively, and $801 and $714 for the nine months ended June 30, 2021 and 2020, respectively. The Company had related party operating right-of-use
assets of $3,475 and $4,111 at June 30, 2021 and September 30, 2020, respectively. Additionally, the Company had related party current operating lease liabilities of $1,105 and $0 and related party non-current
operating lease liabilities of $2,299 and $4,139 at June 30, 2021 and September 30, 2020, respectively.
The Company has a royalty agreement with a related party for the use of the Company’s trademark. Royalty revenue from this agreement was $128 and $34 for the three months ended June 30, 2021 and 2020 and $75 and $316, respectively, for the nine months ended June 30, 2021 and 2020, respectively. Fiscal year 2021 royalty revenues reflect the impact of a retroactive discount totaling $110, which was granted to the related party as a
COVID-19
concession. The Company had a royalty receivable of $75 and $220 from this related party at June 30, 2021 and September 30, 2020, respectively.
As described in Note 5, the Company entered into a series of transactions with June. As of June 30, 2021 and September 30, 2020, the Company recorded prepaid royalties of $0 and $10,044, respectively. For the three months ended June 30, 2021 and 2020, the Company recorded royalty expense of $0 and $471, respectively, and $268 and $1,574 for the nine months ended June 30, 2021 and 2020, respectively. As a result of the acquisition described in Note 4, June has become a wholly-owned subsidiary of the Company and is consolidated in its financial statements. As such, the Company will no longer record related party transactions with June.
The Company
has notes receivable due from members, including interest, of $11,221 and $9,284 at June 30, 2021 and September 30, 2020, respectively. Related party interest income associated with the full recourse member notes was $11 and $14 for the three months ended June 30, 2021 and 2020, respectively, and $40 and $42 for the nine months ended June 30, 2021 and 2020, respectively. See Note 16 for further information.

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

11. Fair Value of Financial Instruments
With respect to financial assets and liabilities, fair value is defined as the exchange price that would be received for an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy has been established based on three levels of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1—Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily available pricing sources for comparable instruments.

•
Level 3—Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability based on the best information available in the circumstances.

The Company had interest rate swap contracts held with financial institutions as of June 30, 2021 and September 30, 2020, classified as Level 2 financial instruments, which are valued using observable underlying interest rates and market-determined risk premiums at the reporting date.
The Company had foreign currency forward contracts held with financial institutions as of June 30, 2021 and September 30, 2020, classified as Level 2 financial instruments, which are valued using observable forward foreign exchange rates at the reporting date.
The Company had commodity index contracts held with financial institutions as of June 30, 2021 and September 30, 2020, classified as Level 2 financial instruments, which are valued using observable commodity index rates at the reporting date
.
The Company had a contingent consideration liability as of June 30, 2021 and September 30, 2020, classified as a Level 3 instrument, in conjunction with its fiscal year ended September 30, 2016 acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices. The fair value of these estimated future cash payments was determined based on valuation methods and estimates of future cash flows. See Note 9 for further details.

3
1

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

The fair value of financial assets and liabilities measured on a recurring basis was as follows:

	June 30, 2021 (unaudited)	Level 1	Level 2	Level 3

Prepaid expenses and other current assets:
Foreign currency forward contracts	$151	$—	$151	$—
Commodity index contracts	4,959	—	4,959	—
Interest rate swap contracts	8,996	—	8,996	—

Total	$14,106	$—	$14,106	$—

Other long-term assets:
Interest rate swap contracts	$28,900	$—	$28,900	$—

Total	$28,900	$—	$28,900	$—

Accrued expenses:
Interest rate swap contracts	$14,867	$—	$14,867	$—

Total	$14,867	$—	$14,867	$—

Other long-term liabilities:
Interest rate swap contracts	$43,564	$—	$43,564	$—
Contingent consideration	472	—	—	472

Total	$44,036	$—	$43,564	$472

	September 30, 2020	Level 1	Level 2	Level 3
Accrued expenses:
Foreign currency forward contracts	$233	$—	$233	$—
Commodity index contracts	73	—	73	—
Interest rate swap contracts	9,324	—	9,324	—

Total	$9,630	$—	$9,630	$—

Other long-term liabilities:
Interest rate swap contracts	$27,296	$—	$27,296	$—
Commodity index contracts	28		28
Contingent consideration	700	—	—	700

Total	$28,024	$—	$27,324	$700

3
2

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

The table below sets forth a summary of changes in fair value of the contingent consideration using Level 3 assumptions:

Balance at September 30, 2020	$700
Royalty payments	(228)

Balance at June 30, 2021	$472

Balance at September 30, 2019	$1,610
Royalty payments	(1,521)
Fair value adjustments	730

Balance at June 30, 2020	$819

The carrying amounts reported in the Company’s accompanying condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and trade accounts payable approximate their fair values due to the short-term nature of these instruments. The carrying amounts reported in the Company’s accompanying condensed consolidated balance sheets for variable rate, revolving loan facilities also approximate fair values. The fair value of the fixed rate debt is not readily determinable, because the information is not available.
12. Management Incentive Compensation Plan
Since the fiscal year ended September 30, 2011, the Company has issued individual Management Incentive Compensation Plan (“LTIP” or the “Plan”) agreements. The Plan authorizes the grant of awards to certain key officers or employees of the Company and its subsidiaries. These awards (the “Awards”) each represent a contractual right to payment of compensation in the future based on a calculated value as defined in the Plan.
The Awards are not units of the Company’s common stock, and a recipient of the Awards does not receive any ownership interest in the Company, member voting rights, or other incidents of ownership.
A total of $2,928 and $1,015 was paid out under the Plan during the nine months ended June 30, 2021 and 2020, respectively.
Under the Plan, participants holding vested awards are entitled to receive cash payments on a pro rata basis in relation to any payments made to the holders of the Company’s common units paid in a general distribution. During the three and nine months ended June 30, 2021 participants received cash payments of $313 in conjunction with the payment of general distributions. During the three and nine months ended June 30, 2020, participants received no cash payments as a result of a general distribution.
The Company had actual forfeitures in the amount of $244 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $244 and $0 for the nine months ended June 30, 2021 and 2020, respectively.
The Company recorded additional compensation expense, due to an increase in the value of the awards, of $3,408 and $975 for the three months ended June 30, 2021 and 2020, respectively, and $5,422 and $1,725 for the nine months ended June 30, 2021 and 2020, respectively. The total liability related to the Plan was $9,202 and $7,021 as of June 30, 2021 and September 30, 2020, respectively. The current portion of this liability is $216 and $2,851 as of June 30, 2021 and September 30, 2020, respectively, and is included in Accrued expenses to reflect the expected payout of these Awards during the next twelve months. The remaining liability is included in Other long-term liabilities. As of June 30, 2021, the Company had not yet recognized compensation cost on unvested awards of $7,902, with a weighted average remaining recognition period of 1.85 years.

3
3

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

13. Profits Interest Plan (amounts in thousands, except unit and per unit data)
The Company grants profits interest units with vesting periods ranging from one to five years to certain key employees in consideration for their services to or for the benefit of the Company. The profits interest units generally vest in three concurring installment periods of one to five years, in each case subject to the applicable holder’s continued employment through the applicable vesting date, provided that upon a termination for cause or a breach of restrictive covenants, all profits interest units held by the applicable holder will be forfeited. Profits interest units do not carry any voting rights, cannot be converted into common units and are settled in cash upon a liquidation event or a unitholder’s departure from the Company. As such, they are liability classified and the liability is measured at fair value each reporting period.
In April 2021, the Company granted additional profits interest units to employees. In addition to the vesting terms outlined within this footnote, a portion of the new grants vest based on the Company’s achievement of certain performance objectives associated with net sales. Expense associated with these awards will be recognized over the applicable vesting period if it is deemed probable that the performance conditions will be met at the end of each reporting period.
The profits interest units are granted in three separate tranches, each of which is subject to a different distribution threshold. The tranches are subject to distribution thresholds that exceed the implied equity value of the Company at the time of grant, which were established in order to incentivize higher levels of performance. During the quarter ended June 30, 2021, the Company amended the profits interest plan to include an antidilution provision which resulted in a decrease to the distribution thresholds under each tranche. As the profits interest are liability classified, they were remeasured at fair value at the end of the reporting period using the updated distribution thresholds post modification. Prior to the quarter ended June 30, 2021, one third of the profits interest units had a distribution threshold of $2,000,000, one third of the profits interest units had a distribution threshold of $2,500,000, and one third of the profits interest units had a distribution threshold of $3,000,000. Subsequent to the April 2021 grants and plan amendment, the profits interest units and their corresponding distribution thresholds were as follows as of June 30, 2021:

Distribution Threshold	Units Outstanding
$ 1,550,000 – 1,700,000	8,213
$ 2,000,000 – 2,200,000	8,213
$ 2,450,000 – 2,650,000	16,595
$ 2,800,000 – 2,900,000	2,350

Total	35,371

The weighted average distribution threshold for units outstanding as of June 30, 2021 was $3,902 per unit. The profits interest units do not require the payment of an exercise price, but since they are economically similar to stock options they are treated as an instrument with an option like feature.
The following tables summarize the Company’s profits interest units activity:

Units Outstanding
Balance as of September 30, 2020	24,638
Units granted	10,733
Units exercised	—
Units forfeited or canceled	—

Balance at June 30, 2021	35,371

Units Vested
Balance as of September 30, 2020	—
Units vested	5,545
Units exercised	—
Units forfeited or canceled	—

Balance at June 30, 2021	5,545

3
4

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

The aggregate

intrinsic value of all units outstanding was $
45,390
and $
0
as of June 30, 2021 and September 30, 2020, respectively. The aggregate intrinsic value of all vested units was $
7,638
and $
0
as of June 30, 2021 and September 30, 2020, respectively.
The associated liability and unit based compensation for units granted under the Profits Interest Plan is determined using the Black-Scholes option pricing model. See Note 1 for discussion of the change in accounting principle regarding the valuation of the profits interest units. The units are liability classified and are revalued each reporting period. The weighted-average assumptions used to estimate the fair value of the profits interest units, which were outstanding as of June 30, 2021 are as follows:

Fair value per unit	$3,853
Expected term (in years)	1.53
Risk-free interest rate	0.07-0.67%
Expected volatility	37.4%
Expected dividend yield	—%
The fair value of vested units as of June 30, 2021 and September 30, 2020 was $15,873 and $0, respectively. The total fair value
of outstanding units as of June 30, 2021 and September 30, 2020 was $136,270 and $0, respectively, of which $53,795 and $83,830 was recognized as compensation expense within Selling, general and administrative expenses during the three and nine months ended June 30, 2021, respectively, and is included in Other long-term liabilities. As of June 30, 2021, there was $
52,440 of total unrecognized compensation cost related to
non-vested
profits interest units. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years.
14. Segments
The Company has three operating segments, Americas, which consists of Canada, Chile, Mexico and the United States; the European, Middle East and African regions (“EMEA”); and the Asia-Pacific region (“APAC”), which includes Australia and New Zealand. The Company’s reportable segments consist of Americas, EMEA and APAC. Corporate/Other is not an operating segment and includes unallocated corporate and certain supply chain expenses and assets (consisting primarily of cash, land, buildings and equipment, certain intangible assets (trademark) and deferred tax assets), inter-segment eliminations and other adjustments to segment results necessary for the presentation of condensed consolidated financial results in accordance with GAAP. Internal revenue transactions between the Company’s segments are immaterial. Each operating segment derives its revenues from the provision of gas, charcoal, electric and pellet grills and related accessories to customers.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis, accompanied by disaggregated information about the Company’s revenue and profitability, for purposes of making operating decisions, assessing financial performance and allocating resources. The CODM receives discrete financial information by segment.
The CODM reviews adjusted income from operations as the key segment measure of performance. Adjusted income from operations is defined as income from operations adjusted for unallocated net expenses, non-cash
stock compensation / LTIP and profits interest expense, impairment costs, and gain on disposal of assets held for sale. Adjusted income from operations excludes interest income, interest expense, loss from early extinguishment of debt, income taxes, and loss (gain) from investments in unconsolidated affiliates.

3
5

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

The information below summarizes key financial performance measures by reportable segment:

	Three Months Ended June 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
Net sales	$339,441	$306,668	$22,758	$—	$668,867
Adjusted income from operations (1)	$61,206	$108,380	$1,989	$(69,996)	$101,579
Depreciation and amortization	$2,331	$417	$1,527	$7,804	$12,079
Capital expenditures	$26	$8,836	$503	$13,784	$23,149

	Three Months Ended June 30, 2020
	Americas	EMEA	APAC	Corporate/Other	Total
Net sales	$315,053	$227,552	$18,188	$—	$560,793
Adjusted income from operations (1)	$70,153	$79,447	$3,490	$(52,750)	$100,340
Depreciation and amortization	$169	$453	$280	$9,552	$10,454
Capital expenditures	$—	$73	$119	$4,254	$4,446

	Nine Months Ended June 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
Net sales	$891,649	$617,995	$122,532	$—	$1,632,176
Adjusted income from operations (1)	$178,246	$206,516	$28,963	$(163,976)	$249,749
Depreciation and amortization	$4,474	$1,287	$2,254	$24,392	$32,407
Capital expenditures	$183	$11,956	$1,162	$27,202	$40,503

	Nine Months Ended June 30, 2020
	Americas	EMEA	APAC	Corporate/Other	Total
Net sales	$649,913	$434,755	$72,501	$—	$1,157,169
Adjusted income from operations (1)	$139,082	$125,187	$15,778	$(128,462)	$151,585
Depreciation and amortization	$521	$1,534	$821	$29,050	$31,926
Capital expenditures	$39	$5,797	$655	$16,218	$22,709

(1)
Adjusted income from operations for each reportable segment includes cost of goods sold transfer price allocations and distribution allocations from Corporate/Other. Corporate/Other includes unallocated corporate and certain supply chain expenses, inter-segment eliminations and other adjustments, including business and operational transformation costs, debt refinancing and IPO costs and
COVID-19
costs.

Reconciliations
The information below provides a reconciliation of adjusted income from operations to income before taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Segment adjusted income from operations
Americas	$61,206	$70,153	$178,246	$139,082
EMEA	108,380	79,447	206,516	125,187
APAC	1,989	3,490	28,963	15,778

Segment adjusted income from operations for reportable segments	171,575	153,090	413,725	280,047
Unallocated net expenses	(69,996)	(52,750)	(163,976)	(128,462)
Adjustments to income before taxes
Non-cash stock compensation / LTIP and profits interest expense	(61,714)	(975)	(94,193)	(1,867)
Gain on disposal of assets held for sale	—	—	5,185	—
Interest income	252	311	677	1,012
Interest expense	(18,283)	(10,895)	(50,457)	(32,006)
Loss from early extinguishment of debt	—	—	(5,448)	—

Income before taxes	$21,834	$88,781	$105,513	$118,724

3
6

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

The information below provides a reconciliation of segment assets to total consolidated assets:

	June 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
Segment assets (1)	$179,579	$112,414	$41,942	$—	$333,935
All other (2)					1,364,222

Total assets					$1,698,157

	September 30, 2020
	Americas	EMEA	APAC	Corporate/Other	Total
Segment assets (1)	$120,351	$77,477	$35,499	$—	$233,327
All other (2)					906,108

Total assets					$1,139,435

(1)	Inventory is the only segment asset reviewed by the CODM.
(2)
“All other” consists of assets that are not reviewed by the CODM at a segment level: cash and cash equivalents; accounts receivable; prepaid expenses and other current assets; property, equipment and leasehold improvements, net; operating lease right-of-use
assets; other long-term assets; trademarks, net; other intangible assets, net; and goodwill.

15. Income Per Unit
The computation of net income per common unit is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except unit and per unit data)	2021	2020	2021	2020
Net income	$17,825	$79,455	$91,620	$103,062
Less: Net earnings allocated to participating securities	(129)	(721)	(730)	(1,006)

Net income attributable to common members	$17,696	$78,734	$90,890	$102,056

Units used in computation:
Basic and diluted weighted-average common units outstanding (1)	538,777	551,774	547,515	551,760
Basic and diluted net income per common unit	$32.84	$142.69	$166.00	$184.97

(1)
Amount excludes 2,443 and 2,263 Weber common units issued in exchange for partial-recourse notes in both the three and nine months ended June 30, 2021 and 2020, respectively. See Note 16 for further information.

16. Member Notes
During the nine months ended June 30, 2021 and 2020, certain employees of the Company purchased common units in exchange for a capital contribution of $14,733 and $500, respectively. In conjunction with the units purchased, the Company entered into notes receivable with certain individuals during the nine months ended June 30, 2021 and 2020 with face values of $11,776 and $375, respectively.
As of June 30, 2021 and September 30, 2020, $10,479 and $7,295 of the issued member notes receivable, respectively, limit the recourse provisions of the Company to 50% should the value of the common units not be sufficient to satisfy the repayment of the member notes. In accordance with ASC 718, these member notes are accounted for as nonrecourse in their entirety as the limited recourse provisions of the member notes are not aligned with a corresponding percentage of the underlying common units. Therefore, the member notes are accounted for as if they were a stock option grant and no receivable for amounts due under the notes are recorded on the Company’s condensed consolidated balance sheet. As there is no requisite service period associated with the notes, unit based compensation expense related to this award is being recognized upon issuance of the note based on the grant-date fair value of the award, which was determined using the Black-Scholes option-pricing model. Unit based compensation recognized in relation to the notes amounted to $4,511 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $4,941 and $142 for the nine months ended June 30, 2021 and 2020, respectively.
3
7

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

The Company received $
9,138
and $
0
from certain borrowers of member notes to pay down the outstanding balance of partial recourse member notes during the nine
months ended June
30
,
2021
, and June
30
,
2020
, respectively. As partial recourse notes are not reflected in the accompanying condensed consolidated financial statements, the paydown of the partial recourse notes was accounted for as a capital contribution.
All member notes bear interest at 2% to 4% per annum, dependent upon the specific rate terms in the notes. Interest on member notes is compounded annually. Interest on full recourse member notes is recognized in Interest income in the accompanying condensed consolidated statements of income. Interest on partial recourse member notes will be recognized in members’ equity as cash payments are made to the Company.
The total amount due from members on the notes receivable, including interest, was $11,221 and $9,284 as of June 30, 2021 and September 30, 2020, respectively. The notes receivable and the related accrued interest for full recourse notes of $741 and $1,483 as of June 30, 2021 and September 30, 2020, respectively, are reflected as reductions of members’ equity in the accompanying condensed consolidated statements of changes in members’ equity (deficit). The notes receivable outstanding and the related accrued interest for partial recourse notes are not reflected in the accompanying condensed consolidated financial statements, as they are accounted for as nonrecourse in their entirety. They will be recognized in members’ equity in the accompanying condensed consolidated statements of changes in members’ equity (deficit) when cash payments on these notes receivable and related accrued interest are made to the Company.
Effective January 1, 2015, the individuals holding these member notes, along with other individuals, assigned their common units of the Company to Weber-Stephen Management Pool LLC (“MPLLC”). The sole purpose of MPLLC is to hold such common units. As a result of this transaction, the relative ownership interests in the Company held by those individuals did not change and the member notes remain as due to the Company. Common unit purchases during the nine months ended June 30, 2021 and 2020 were transacted through MPLLC.
17. Subsequent Events
In August 2021, Weber Inc. completed its IPO and consummated the following transactions
.
The Reorganization Transactions
Reorganization
In connection with the closing of the IPO, the following Reorganization Transactions were consummated:

•
Weber Merger Sub, LLC (“Weber Merger Sub”), a subsidiary of Weber Inc. formed in April 2021, merged with and into BDT WSP Blocker, LLC (“Blocker”), an entity controlled by BDT Capital Partners, LLC, our sponsor, with Blocker surviving the merger. As a result, (i) the Blocker equityholders received Class A common stock of Weber Inc. in exchange for their equity interests in Blocker, (ii) the nominal shares of Weber Inc. held by Weber-Stephen Products LLC were canceled for no consideration (because Weber Inc. was originally formed as a subsidiary of Weber-Stephen Products LLC) and (iii) Weber Inc. became wholly owned by the former Blocker equityholders;

•
Blocker then merged with and into Weber Inc., with Weber Inc. surviving the merger. Weber Inc.’s certificate of incorporation was amended to authorize the issuance of two classes of common stock: Class A common stock and Class B common stock, which we refer to collectively as our “common stock.” Each share of Class A common stock and Class B common stock will entitle its holder to one vote per share on all matters submitted to a vote of our stockholders;

•
WSP Merger Sub, a subsidiary of WSP Intermediate formed in April 2021, merged with and into Weber-Stephen Products LLC, with Weber-Stephen Products LLC surviving the merger. As a result, (i) the Pre-IPO LLC Members received non-voting common interest units (the “LLC Units”) in Weber HoldCo LLC in exchange for all of their equity interests in Weber-Stephen Products LLC, (ii) Weber-Stephen Management Pool LLC received LLC Units in exchange for all equity interest that it holds in Weber-Stephen Products LLC and profits interests in Weber HoldCo LLC with terms substantially similar to the terms of the profits interests that it holds in Weber-Stephen Products LLC and (iii) Weber-Stephen Products LLC became a wholly owned subsidiary of Weber HoldCo LLC;

•	an amended limited liability company operating agreement (“Amended LLC Agreement”) was adopted for Weber HoldCo LLC making Weber Inc. the sole managing member of Weber HoldCo LLC;

•	Pre-IPO LLC Members were issued shares of Weber Inc.’s Class B common stock in an amount equal to the number of LLC Units held by each such Pre-IPO LLC Member;

•	Weber Inc. issued 17.9 million shares of its Class A common stock to the public pursuant to the IPO; and

•	Weber Inc. entered into a tax receivable agreement with the Pre-IPO LLC Members.

WEBER-STEPHEN PRODUCTS LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except unit and share data)

Exchange Mechanics
Under the Amended LLC Agreement, all current and future holders of LLC Units, including the
Pre-IPO
LLC Members, will have the right, from and after the completion of the offering, to require Weber HoldCo LLC to redeem all or a portion of their LLC Units for, at Weber Inc.’s election, newly issued shares of Class A common stock on a one-for-one
basis or a cash payment equal to the volume weighted average market price of one share of our Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Amended LLC Agreement.
Consolidation
With the Reorganization Transactions and IPO executed, Weber Inc. now manages and operates the business and controls the strategic decisions and day-to-day
operations of Weber HoldCo LLC and also has a substantial financial interest in Weber HoldCo LLC. As such, Weber Inc. will consolidate the financial results of Weber HoldCo LLC, and a portion of Weber Inc.’s net income will be allocated to noncontrolling interests to reflect the entitlement of the
Pre-IPO
LLC Members to a portion of Weber HoldCo LLC’s net income. In addition, because Weber HoldCo LLC is under the common control of BDT Capital Partners, LLC before and after the Reorganization Transactions, Weber Inc. accounted for the Reorganization Transactions as a reorganization of entities under common control and initially measured the interests of the
Pre-IPO
LLC Members in the assets and liabilities of Weber HoldCo LLC at their carrying amounts as of the date of the completion of the Reorganization Transactions.
Income Taxes and Tax Receivable Agreement
Weber Inc. entered into a tax receivable agreement that obligates Weber Inc. to make payments to the
Pre-IPO
LLC Members and any future party to the tax receivable agreement generally equal to the 85% of the applicable cash savings that Weber Inc. actually realize as a result of Weber Inc’s allocable share of certain existing tax basis in tangible and intangible assets related to certain transactions that resulted in a step-up
in Weber HoldCo LLC’s tax basis, certain tax adjustments resulting from the purchase of LLC Units from the
Pre-IPO
LLC Members in connection with or after the IPO, future taxable redemptions or exchanges of LLC Units by the holders of LLC Units and from payments made under the tax receivable agreement. Weber Inc. will retain the benefit of the remaining 15% of the tax savings.
Stockholders Agreement
Weber Inc. and the
Pre-IPO
LLC Members entered into a stockholders agreement, which, among other things, provided that, for so long as the
Pre-IPO
LLC Members beneficially hold at least 10% of the aggregate number of outstanding shares of Weber Inc.’s common stock, approval by the
Pre-IPO
LLC Members will be required for certain corporate actions.

The IPO
In connection with the completion of the IPO, Weber Inc. issued 17.9 million shares of Class A common stock to the purchasers of the IPO. Weber Inc. used the net proceeds from the offering to acquire 17.9 million newly issued LLC Units from Weber HoldCo LLC at a price per LLC Unit equal to the IPO price of Weber Inc.’s Class A common stock minus underwriting discounts, which represented an aggregate price of $237,500. The purchase of newly issued LLC Units collectively represented 6% of Weber HoldCo LLC’s outstanding LLC Units.
Weber HoldCo LLC used

the proceeds from the sale of the LLC Units to Weber Inc. as follows: (i) to pay fees and expenses of approximately $17,368 in connection with the offering and the Reorganization Transactions and (ii) to repay $220,132 of the outstanding borrowings under the Secured Credit Facility.
Greenshoe Shares
Subsequent to the IPO, the underwriters exercised the options granted to them to purchase additional shares of Weber Inc. A total of 2.7 million shares of Class A common stock was purchased. Weber Inc. used the net proceeds from the offering to acquire (i) 0.3 million shares of Class A common stock from Blocker equityholders, and (ii) 2.3 million of LLC Units from Weber HoldCo LLC, in each case, at a price per share and per LLC Unit equal to the IPO price of Weber Inc.’s Class A common stock, minus underwriting discounts, which represented an aggregate price of $35,625. Weber HoldCo LLC used the proceeds to buy back LLC Units from existing Weber HoldCo LLC unit holders.
Profits Interest
In connection with the completion of the IPO and the Reorganization Transactions, Weber Inc. modified its profits interest plans to be redeemed for newly issued shares of Class A common stock on a one-for-one
basis. As a result of the Reorganization Transactions this resulted in a modification of the award from liability-classified to equity and were remeasured to fair value on August 5, 2021, the date of the IPO. The remeasurement resulted in an increased fair value at time of modification.

3
9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form
10-Q.
Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. The section titled “Special Note Regarding Forward-Looking Statements” should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is September 30, and our fiscal quarters end on December 31, March 31, June 30 and September 30. Our fiscal years ended September 30, 2020 and 2021 are referred to herein as Fiscal Year 2020 and Fiscal Year 2021, respectively.
Our Company
Weber Inc. (“Weber,” “Company,” “we,” and “our”), together with its affiliates, is the leading outdoor cooking company with the strongest and most trusted brand in the global outdoor cooking market. Our founder George Stephen, Sr., established the outdoor cooking category when he invented the original charcoal grill nearly 70 years ago. In the decades since, we have built a loyal and global following of both grilling enthusiasts and barbeque professionals in backyards all around the world. We have continuously disrupted and led the outdoor cooking category, through a comprehensive and expanding product portfolio including traditional charcoal grills, gas grills, smokers, pellet and electric grills and recently our cutting-edge Weber Connect
™
technology-enabled grills. We believe we offer the most complete outdoor cooking portfolio globally, with our full range of premium products sold in 78 countries in Fiscal Year 2020.
We believe Weber is the only outdoor cooking brand with global scale and a vertically integrated manufacturing platform. Our track record of premium product innovation and the strength of our brand has led to a market-leading share of 23% in the U.S. and 24% globally in 2020, according to Frost & Sullivan. We are leaders in the largest and most attractive markets in outdoor cooking, including the U.S., Germany, Australia, Canada and France. Beyond these markets, we estimate that we have either the number one or number two brand position in each of the key geographies we serve.
We have spent decades building brand affinity and awareness by teaching people how to grill the “Weber Way.” By consistently delivering high-performing, differentiated products and best-in-class
customer service, we have built a global community of passionate brand loyalists who value our innovation, uncompromising quality and performance. Over the years, families have passed down their affinity for Weber from one generation to the next, forging a deep emotional connection between consumers and our brand. We continue to deepen our relationship with our consumers by bringing innovation to our grill and accessories portfolio, introducing breakthrough connected products, expanding into new categories and providing engaging brand experiences.
Key Factors Affecting Our Results of Operations
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of our Registration Statement (Registration
No. 333-257824)
on Form
S-1
titled “Risk Factors.”
Economic Conditions
Demand for our products is significantly affected by a number of economic factors impacting our customers and consumers, such as the availability of credit, consumer confidence and spending, demographic trends, employment levels and other macroeconomic factors (e.g., lockdowns, government mandates, etc.) that may influence the extent to which consumers invest in household products such as grills, and associated accessories, consumables and services.
Seasonality/Weather
Although we generally have demand for our products throughout the year, our sales have historically experienced some seasonality. We have typically experienced our highest level of sales of our products in the second and third fiscal quarters as retailers across North America and Europe changeover their floor sets, build inventory and fulfill consumer demand for outdoor cooking products. Sales are typically lower during our first and fourth fiscal quarters, with the exception of our Australia/ New Zealand business which is counter seasonal to the balance of our business. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital and other growth initiatives. We typically borrow under our short-term revolving facility in the first and second fiscal quarters to fund working capital for building up inventory in anticipation of the higher demand we experience in the second and third fiscal quarters. While these investments drive performance during the primary selling season in our second and third fiscal quarters, they generally have a negative impact on cash flow and net income during our first and fourth fiscal quarters. Unfavorable weather during our higher sales season can also have a material adverse impact on our results, and can cause shifts in sales across fiscal quarters. A few examples are colder, wetter weather patterns during the key second and third fiscal quarters in North America and Europe, or drought conditions leading to wildfires similar to what Australia experienced in early Fiscal Year 2020.

Business Acquisitions
On January 12, 2021, Weber acquired all of the outstanding stock of June Life, Inc. (“June”), a smart appliance and technology company. The acquisition aligns with the Company’s strategy of revolutionizing the outdoor cooking experience through connected products, services and experiences that make grilling the perfect meal simple with our smartphone-enabled step-by-step
cooking experience. Weber Connect, powered by June OS, is our award-winning smart cooking software solution developed with June. The acquisition was accounted for as a business combination, and June was acquired for aggregate consideration of $142.2 million, including $108.3 million of cash. The results of operations for June have been included in the condensed consolidated statements of income since the acquisition date, which were not material. The assets acquired and liabilities assumed in connection with this acquisition were included in our condensed consolidated balance sheet as of June 30, 2021, which have been measured at fair value as of the acquisition date.
On April 1, 2021, we acquired substantially all of the operations of R. McDonald Co. Pty. Ltd. (“RMC”), a sales and marketing company in Australia and New Zealand, for approximately $26.3 million in cash and $14.6 million in equity. The results of operations for RMC have been included in the condensed consolidated statements of income since the acquisition date, which were not material. The assets acquired and liabilities assumed in connection with the acquisition were included in our condensed consolidated balance sheet as of June 30, 2021, which have been measured at fair value as of the acquisition date.
We remain open to synergistic acquisitions that enhance our product line, geographic reach, market share and operational capabilities.
Impact of
COVID-19
Since the onset of the
COVID-19
pandemic, we have focused on protecting our employees’ health and safety, meeting our customers’ needs as they navigate an uncertain financial and operating environment, working closely with our suppliers to protect our ongoing business operations and rapidly adjusting our short-, medium- and long-term operational plans to proactively and effectively respond to the current and potential future public health crises. While the
COVID-19
pandemic presents serious concerns for our business and operations, our employees and their families, our customers and our suppliers, we believe that we are adapting well to the wide-ranging changes that the global economy is currently undergoing. We remain confident in our business continuity strategy, our ability to produce and sell our products safely and in compliance with applicable laws and governmental orders and mandates, our robust and flexible supply chains and our financial flexibility even in the event of a potentially extended economic downturn. This discussion and analysis includes periods prior to the outbreak of the
COVID-19
pandemic. For further discussion of the steps we have taken to respond to and mitigate the effects of the
COVID-19
pandemic, see the section titled “Risk Factors” in our prospectus (the “Prospectus”) relating to our Registration Statement (Registration No. 333-257824) on Form S-1, as amended, and filed pursuant to Rule 424(b) of the Securities Act.
We are fully operational as we abide by local
COVID-19
safety regulations across the world. To achieve this, we have many employees working remotely and have adopted significant protective measures for our employees on site, including staggered shifts, social distancing and hygiene best practices recommended by the United States Centers for Disease Control and Prevention (the “CDC”) and local public health officials. In addition, we have taken additional steps to monitor and strengthen our supply chain to maintain an uninterrupted supply of our products.
Although we have implemented measures to mitigate the impact of the
COVID-19
pandemic on our business, these measures may not be fully effective. We cannot predict the degree to, or the period over, which we will be affected by the pandemic and resulting governmental and other measures. The economic effects of the
COVID-19
pandemic could continue to affect demand for our products in the foreseeable future. As the
COVID-19
pandemic continues, it may also have the effect of heightening many of the risks described in the section titled “Risk Factors” in our Prospectus.
The severity, magnitude and duration of the current
COVID-19
pandemic is uncertain and rapidly changing. We continue to actively monitor the pandemic including, infection and hospitalization rates, vaccination efforts, and related governmental actions such as expanded or reduced stay-at
home orders, mask mandates, shutdowns, and social distancing guidelines. We will adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. Since the onset of the pandemic, we have experienced a significant increase in demand for our grills and accessories. While this demand has moderated to some extent, we will continue to manage our production capacity during this period of volatility. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, supply-chain disruptions in certain markets, and potential disruptions in certain countries. In the event we experience adverse impacts from the above or other factors, we would also evaluate the need to perform interim impairment tests for our goodwill, intangible assets and property, equipment and leasehold improvements. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all.

Components of our Operating Results
We consider a variety of financial and operating measures in assessing the performance of our business. The key U.S. GAAP measures we use are net sales, gross profit, income from operations and net income.
Net Sales
We offer a broad range of products that consist of grills, accessories and consumables. We recognize product sales upon the transfer of products to customers at a point in time. Transfer of control passes to customers upon shipment or upon delivery depending upon the written sales terms with the customer. Sales are recorded net of related discounts, allowances and taxes to be submitted to third parties. Sales are impacted by product/geography/channel mix, pricing actions, foreign exchange fluctuations, promotions, competition and the spending habits of our consumers. Sales growth is primarily driven by new product launches, geographic expansion, direct-to-consumer
initiatives,
point-of-sale
(“POS”) changes and expanding our customer base.
Cost of Goods Sold
Cost of goods sold includes the cost of direct materials, labor, purchased finished products and components, inbound freight, packaging, warranty and depreciation and amortization. Cost of goods sold is recognized primarily using the first-in
first-out
(“FIFO”) method of accounting for the inventory sold.
Gross Profit and Gross Margin
Gross profit is calculated by taking net sales less cost of goods sold. Gross profit is generally impacted by purchased finished product and component costs, material/commodity costs, labor economics, product pricing, product mix and changes in foreign currencies. Gross margin is defined as gross profit as a percentage of net sales.
Operating Expenses
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of research and development, marketing, advertising and selling costs;
non-manufacturing
employee compensation and benefit costs; transportation costs of delivering our product to customers and the costs associated with a network of warehousing facilities to house inventory until the point of sale; outside services and fees; legal, insurance, accounting, audit and other administrative expenses; cost of non-cash
stock-based compensation; and general corporate infrastructure costs. We expect our selling, general and administrative expenses to increase to support our growth initiatives and as a result of operating as a public company, including additional costs to comply with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and stock exchanges; for legal and auditing services; for additional insurance; for investor relations activities; and for other administrative and professional services.
Amortization of Intangible Assets
Intangible assets other than goodwill are amortized over their useful lives in accordance with Accounting Standards Codification (“ASC”) 350,
Intangibles—Goodwill and Other
, unless those lives are determined to be indefinite. Intangible amortization expense is primarily related to our trademarks, customer lists, patents, in-process
research and development, developed technology, reacquired rights and non-compete
agreements. As of June 30, 2021, the weighted average amortization period ranged from 2.6 years to 14.9 years.
Gain on Disposal of Assets Held for Sale
During Fiscal Year 2020, the Company determined that one of our manufacturing sites was considered to be assets held for sale, since the asset group was being marketed for sale and all the criteria to be classified as held for sale under ASC 360,
Property, Plant
and Equipment
, had been met. The related buildings and its content were vacated and we no longer required these assets for our future operations. The carrying value of these assets was $8.3 million as of September 30, 2020. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. On December 30, 2020, we disposed of this manufacturing site, for net cash proceeds of $13.5 million, which resulted in a gain of $5.2 million.

Foreign Currency (Gain) Loss
The functional currencies of the Company’s foreign subsidiaries are predominantly the respective local currencies. Foreign currency (gain) loss includes gains and losses on transactions conducted in foreign currencies other than the functional currency.
Interest Income
Interest income consists of interest earned on our cash and cash equivalents, as well as interest on member notes.
Interest Expense
Interest expense consists primarily of interest on our borrowings, including our credit facilities (term loan and revolving facility), foreign currency revolving and overdraft facility and charges for limited standby letters of credit. Interest expense also includes the amortization of deferred financing costs associated with our credit facilities, current year impacts of interest rate swap transactions, as well as interest expense resulting from a financing obligation under a sale-leaseback arrangement.
Loss from Early Extinguishment of Debt
Under extinguishment accounting, the Company recorded a $5.4 million loss from early extinguishment of debt during the nine months ended June 30, 2021, of which $4.1 million related to the term loan of the Company’s senior credit facility and $1.3 million related to revolving credit facility of the senior credit facility, representing a write-off
of unamortized deferred financing costs.
Income Taxes
Income taxes consist primarily of state and international taxes for jurisdictions in which we conduct business. The Company has operations that are subject to income and other similar taxes in foreign countries. A valuation allowance is provided to offset deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Weber’s practice is to recognize interest and penalties related to income tax matters, if assessed, in income taxes.
Reportable Segments
We operate and manage our business in three reportable segments: Americas, which consists of Canada, Chile, Mexico and the United States; the European, Middle East and African regions (“EMEA”); and the Asia-Pacific region (“APAC”), which includes Australia and New Zealand. We identify our reportable segments based on the information used by the Chief Operating Decision Maker (“CODM”) to monitor performance and allocate resources. See Note 14 to our condensed consolidated financial statements for additional information regarding our reportable segments.
Non-GAAP
Measures
In addition to the U.S. GAAP results provided in this Quarterly Report on Form
10-Q,
we provide supplemental
non-GAAP
measures to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our management team utilizes a combination of GAAP and non-GAAP
financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions. As a result, we believe the presentation of both GAAP and non-GAAP
financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and in their analysis of ongoing operating trends. All historic non-GAAP
financial measures have been reconciled with the most directly comparable GAAP financial measures. The use of non-GAAP financial
information should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measures. In addition, because our non-GAAP measures
are not determined in accordance with U.S. GAAP, it is susceptible to differing calculations, and not all comparable or peer companies may calculate their non-GAAP measures
in the same manner. Our
non-GAAP
measures are adjusted income from operations, adjusted net income, EBITDA and Adjusted EBITDA.

Adjusted Income from Operations and Adjusted Net Income
Adjusted income from operations and adjusted net income is income from operations and net income adjusted for non-cash
stock compensation / Management Incentive Plan (“LTIP”) and profits interest expense, business transformation costs, operational transformation costs, impairment costs, debt refinancing and IPO costs,
COVID-19
costs and gain on disposal of assets held for sale, and, in the case of adjusted net income, loss from early extinguishment of debt, net of the tax impact of such adjustments. Adjusted income from operations is also adjusted for foreign currency gain (loss). Adjusted income from operations excludes loss from early extinguishment of debt, interest expense, net, income taxes and loss (gain) from investments in unconsolidated affiliates. We use adjusted income from operations and adjusted net income as indicators of the productivity of our business and our ability to manage expenses, after adjusting for certain expenses that we view as not indicative of regular operations. Adjusted income from operations and adjusted net income are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.
EBITDA and Adjusted EBITDA
EBITDA is net income before interest expense, net, income taxes and depreciation and amortization.
Adjusted EBITDA is a key metric used by management and our Board of Directors to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other U.S. GAAP measures. We use Adjusted EBITDA to supplement U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other companies using similar measures.
Adjusted EBITDA is defined as net income before interest expense, net, income taxes, depreciation and amortization, adjusted for non-cash
stock compensation / LTIP and profits interest expense, business transformation costs, operational transformation costs, debt refinancing and IPO costs,
COVID-19
operational costs, loss from early extinguishment of debt and gain on disposal of assets held for sale as shown below. Adjusted EBITDA is not calculated in the same manner by all companies, and accordingly, is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance in isolation from, or as a substitute for, net income, cash flows from operations or cash flow data, all of which are prepared in accordance with U.S. GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

The following table reconciles income from operations to adjusted income from operations; net income to adjusted net income; net income to EBITDA; and EBITDA to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Income from operations	$36,107	$98,155	$156,969	$154,541
Adjustments:
Foreign currency gain (loss) (1)	3,758	1,210	3,772	(4,823)
Non-cash stock compensation / LTIP and profits interest expense (2)	61,714	975	94,193	1,867
Business transformation costs (3)	6,572	2,776	9,496	6,367
Operational transformation costs (4)	5,027	2,526	10,853	3,920
Debt refinancing and IPO costs (5)	8,954	—	12,660	—
COVID-19 costs (6)	68	6,305	548	8,356
Gain on disposal of assets held for sale	—	—	(5,185)	—

Adjusted income from operations	$122,200	$111,947	$283,306	$170,228

Net income	$17,825	$79,455	$91,620	$103,062
Adjustments:
Non-cash stock compensation / LTIP and profits interest expense (2)	61,714	975	94,193	1,867
Business transformation costs (3)	6,572	2,776	9,496	6,367
Operational transformation costs (4)	5,027	2,526	10,853	3,920
Debt refinancing and IPO costs (5)	8,954	—	12,660	—
COVID-19 costs (6)	68	6,305	548	8,356
Loss from early extinguishment of debt	—	—	5,448	—
Gain on disposal of assets held for sale	—	—	(5,185)	—
Tax impact of adjusting items	(15,118)	(1,211)	(23,523)	(2,154)

Adjusted net income	$85,042	$90,826	$196,110	$121,418

Net income	$17,825	$79,455	$91,620	$103,062
Adjustments:
Interest expense, net	18,031	10,584	49,780	30,994
Income tax expense	4,009	8,548	19,398	12,106
Depreciation and amortization	12,079	10,454	32,407	31,926

EBITDA	$51,944	$109,041	$193,205	$178,088
Non-cash stock compensation / LTIP and profits interest expense (2)	61,714	975	94,193	1,867
Business transformation costs (3)	6,572	2,776	9,496	6,367
Operational transformation costs (4)	5,027	2,526	10,853	3,920
Debt refinancing and IPO costs (5)	8,954	—	12,660	—
COVID-19 costs (6)	68	6,305	548	8,356
Loss from early extinguishment of debt	—	—	5,448	—
Gain on disposal of assets held for sale	—	—	(5,185)	—

Adjusted EBITDA	$134,279	$121,623	$321,218	$198,598

(1)
Adjusted income from operations includes foreign currency gain (loss) in order to align adjusted income from operations with Adjusted EBITDA, with the exception of depreciation and amortization and loss (gain) from investments in unconsolidated affiliates.

(2)
Our financial results reflect an increase in other long-term liabilities related to an increase in the value of our LTIP and profits interest units as well as a change in accounting methodology from the intrinsic value method to the fair value method during the second quarter of Fiscal Year 2021. These changes resulted in selling, general and administrative expense of approximately $62 million and $94 million for the three and nine months ended June 30, 2021, respectively.

(3)
“Business transformation costs” are defined as costs incurred to implement the leadership team’s plans to transition the organization to the future operating structure. These costs include major business transformation initiatives that require severance or other costs to transition to a new operating model.

(4)
“Operational transformation costs” are defined as restructuring and transformation initiatives related to major supply chain, operational moves and startups that are designed to enable future productivity. These costs also include significant systems integration costs, as well was plant shutdown and closure costs that will drive future efficiencies.

(5)	“Debt refinancing and IPO costs” are defined as certain non-capitalizable costs from the refinancing of the Company’s term loan and costs related to the initial public offering.

(6)
During the nine months ended June 30, 2021 and 2020, the Company incurred a number of significant costs related to the global
COVID-19
pandemic. These
non-recurring
costs included plant shutdown costs, the impact of enhanced employee safety and social distancing protocols as well as overtime and expedited freight costs to fulfill significant unexpected demand increases driven by stay-at-home
orders in many of our key markets. These costs have normalized in Fiscal Year 2021.

Results of Operations
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
The following table sets forth our summarized condensed consolidated statements of income data for the three months ended June 30, 2021 and 2020 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
(Dollars in thousands)	2021	2020
Net sales	$668,867	$560,793	$108,074	19%
Cost of goods sold (1)(2)	369,776	329,115	40,661	12%

Gross profit	299,091	231,678	67,413	29%
Operating expenses:
Selling, general and administrative (1)(2)	257,758	130,333	127,425	98%
Amortization of intangible assets	5,226	3,190	2,036	64%

Income from operations	36,107	98,155	(62,048)	(64%)
Foreign currency gain	(3,758)	(1,210)	(2,548)	N/M (4)
Interest income	(252)	(311)	59	(19%)
Interest expense	18,283	10,895	7,388	68%

Income before taxes	21,834	88,781	(66,947)	(75%)
Income tax expense	4,009	8,548	(4,539)	(53%)
Loss from investments in unconsolidated affiliates	—	778	(778)	N/M (4)

Net income	$17,825	$79,455	$(61,630)	(78%)

Adjusted income from operations (3)	$122,200	$111,947	$10,253	9%
Adjusted net income (3)	$85,042	$90,826	$(5,784)	(6%)
EBITDA (3)	$51,944	$109,041	$(57,097)	(52%)
Adjusted EBITDA (3)	$134,279	$121,623	$12,656	10%

(1)	Amounts include unit based compensation as follows:

	Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Cost of goods sold	$504	$148
Selling, general and administrative	61,210	827

Total unit based compensation	$61,714	$975

(2)	Amount includes depreciation expense as follows:

	Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Cost of goods sold	$3,354	$3,945
Selling, general and administrative	3,499	3,319

Total depreciation expense	$6,853	$7,264

(3)	See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”
(4)	“N/M” indicates that variance as a percentage is not meaningful.

The following table sets forth our summarized condensed consolidated statements of income data for the three months ended June 30, 2021 and 2020, expressed as a percentage of net sales (the table may not foot due to rounding):

	Three Months Ended June 30,
	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	55.3%	58.7%
Gross margin	44.7%	41.3%
Operating expenses:
Selling, general and administrative	38.5%	23.2%
Amortization of intangible assets	0.8%	0.6%
Income from operations	5.4%	17.5%
Foreign currency gain	(0.6%)	(0.2%)
Interest income	0.0%	(0.1%)
Interest expense	2.7%	1.9%
Income before taxes	3.3%	15.8%
Income tax expense	0.6%	1.5%
Loss from investments in unconsolidated affiliates	0.0%	0.1%
Net income	2.7%	14.2%
Adjusted income from operations	18.3%	20.0%
Adjusted net income	12.7%	16.2%
EBITDA	7.8%	19.4%
Adjusted EBITDA	20.1%	21.7%
Net Sales
Net sales for the three months ended June 30, 2021 increased by $108.1 million, or 19%, to $668.9 million from $560.8 million during the three months ended June 30, 2020. The increase was primarily attributable to strong demand for our outdoor cooking products in all regions. Fluctuation in foreign exchange rates also increased net sales by $39.3 million, particularly the Euro as compared to the U.S. dollar. Excluding the impact of foreign exchange rates, net sales for the three months ended June 30, 2021 increased by 12%, as compared to the three months ended June 30, 2020. Net sales for the three months ended June 30, 2021 increased in the Americas by 8%, in EMEA by 35% and in APAC by 25%, as compared to the three months ended June 30, 2020.
Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2021 increased by $40.7 million, or 12%, to $369.8 million from $329.1 million during the three months ended June 30, 2020. The increase was primarily due to the increased sales volume, partially offset by productivity savings and a decline in
COVID-19
related costs.
Gross Profit and Gross Margin
Gross profit for the three months ended June 30, 2021 increased by $67.4 million, or 29%, to $299.1 million from $231.7 million during the three months ended June 30, 2020. Gross margin increased by 340 basis points to 44.7% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in gross margin was primarily driven by higher sales, as well as favorable product mix, productivity initiatives and a decline in
COVID-19
related costs, all of which reduced costs of goods sold in 2021.
Selling, General and Administrative
Selling, general and administrative costs for the three months ended June 30, 2021 increased by $127.4 million, or 98%, to $257.8 million from $130.3 million during the three months ended June 30, 2020. Selling, general and administrative costs as a percent of net sales increased by 1,530 basis points to 38.5% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in selling, general and administrative costs was primarily driven by higher unit based compensation expense of $60.4 million, increased advertising costs of $22.8 million to drive sales, higher corporate costs of $11.7 million as a result of increased investment to support our growth initiatives, distribution costs of $14.5 million associated with higher sales and IPO costs of $9.0 million.

Amortization of Intangible Assets
Amortization of intangible assets for the three months ended June 30, 2021 increased by $2.0 million, or 64%, to $5.2 million from $3.2 million for the three months ended June 30, 2020. The increase in amortization of intangible assets was primarily driven by the amortization of assets related to the June and RMC acquisitions.
Foreign Currency (Gain)
The impact of foreign exchange resulted in a gain of $3.8 million for the three months ended June 30, 2021 relative to a gain of $1.2 million for the three months ended June 30, 2020 due to the foreign exchange rate impacts on transactions with Weber affiliates conducted in foreign currencies other than the US dollar.
Interest Income
Interest income for the three months ended June 30, 2021 was essentially flat as compared to the previous year.
Interest Expense
Interest expense increased by $7.4 million, or 68%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a higher term loan balance and higher interest rates on the term loan in Fiscal Year 2021 compared to the previous year.
Income Taxes
Income taxes decreased by $4.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to the decrease in quarter-to-date income before taxes and a discrete benefit of $1.3 million due to the release of valuation allowances on our Germany deferred tax assets.
Loss from Investments in Unconsolidated Affiliates
No gain or loss from investments in unconsolidated affiliates was recorded for the three months ended June 30, 2021 as the Company had completed its acquisition of June in January 2021. The three months ended June 30, 2020 reflect a loss from investments in unconsolidated affiliates of $0.8 million as a result of Weber recording its share of June’s losses.
Net Income
Net income decreased by $61.6 million, or 78%, to net income of $17.8 million for the three months ended June 30, 2021 from net income of $79.5 million for the three months ended June 30, 2020. The decrease was primarily driven by approximately $62 million of non-cash unit based compensation expense, primarily driven by valuation methodology changes as a result of the IPO.
Segment Information
Net sales by reportable segment is summarized as follows:

	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
(Dollars in thousands)	2021	2020
Americas	$339,441	$315,053	$24,388	8%
EMEA	306,668	227,552	79,116	35%
APAC	22,758	18,188	4,570	25%

Total net sales	$668,867	$560,793	$108,074	19%

Adjusted income from operations by reportable segment is summarized as follows:

	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
(Dollars in thousands)	2021	2020
Americas	$61,206	$70,153	$(8,947)	(13%)
EMEA	108,380	79,447	28,933	36%
APAC	1,989	3,490	(1,501)	(43%)
The following table reconciles segment adjusted income from operations to income from operations for the periods presented:

	Three Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Segment adjusted income from operations
Americas	$61,206	$70,153
EMEA	108,380	79,447
APAC	1,989	3,490

Segment adjusted income from operations for reportable segments	171,575	153,090
Corporate and supply chain costs	(49,375)	(41,143)
Foreign currency (gain) (1)	(3,758)	(1,210)
Non-cash stock compensation / LTIP expense (1)	(61,714)	(975)
Business transformation costs (1)	(6,572)	(2,776)
Operational transformation costs (1)	(5,027)	(2,526)
Debt refinancing and IPO costs (1)	(8,954)	—
COVID-19 costs (1)	(68)	(6,305)

Income from operations	$36,107	$98,155

(1)	See “Non-GAAP Measures—adjusted income from operations” for descriptions of reconciling items from income from operations to adjusted income from operations.
Americas
The following table summarizes certain financial information relating to the Americas segment results that have been derived from our condensed consolidated financial statements:

(Dollars in thousands)	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
Total segment net sales	$339,441	$315,053	$24,388	8%
Segment adjusted income from operations	$61,206	$70,153	$(8,947)	(13%)
Total Segment Net Sales.
Total segment net sales for the three months ended June 30, 2021 increased by $24.4 million, or 8%, to $339.4 million from $315.1 million during the three months ended June 30, 2020. The increase was primarily attributable to strong sales in Canada as
COVID-19
restrictions were loosened throughout the country and demand accelerated. Foreign exchange rates also trended favorably, contributing an additional $6.4 million of net sales for the three months ended June 30, 2021, primarily driven by the Canadian dollar as compared to the U.S. dollar. Excluding the $6.4 million favorable impact of foreign exchange rates, Americas net sales for the three months ended June 30, 2021 increased by 6%, as compared to the three months ended June 30, 2020.
Segment Adjusted Income from Operations.
Segment adjusted income from operations for the three months ended June 30, 2021 decreased by $8.9 million, or 13%, to $61.2 million from $70.2 million during the three months ended June 30, 2020. This decrease was primarily attributed to increased investment in advertising of $6.3 million and higher distribution costs of $7.6 million on increased sales and elevated shipping costs; partially offset by sales growth in Fiscal Year 2021. The three months ended June 30, 2021 also includes $2.1 million of incremental selling, general and administrative expense resulting from the June acquisition.

EMEA
The following table summarizes certain financial information relating to the EMEA segment results that have been derived from our condensed consolidated financial statements:

(Dollars in thousands)	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
Total segment net sales	$306,668	$227,552	$79,116	35%
Segment adjusted income from operations	$108,380	$79,447	$28,933	36%
Total Segment Net Sales.
Total segment net sales for the three months ended June 30, 2021 increased by $79.1 million, or 35%, to $306.7 million from $227.6 million during the three months ended June 30, 2020. The increase was attributable to widespread growth across most countries in the region as consumer demand for outdoor grilling continues to strengthen. Foreign exchange rates also trended favorably, contributing an additional $30.2 million of net sales, primarily driven by the Euro as compared to the U.S. dollar. Excluding the $30.2 million favorable impact of foreign exchange rates, EMEA net sales for the three months ended June 30, 2021 increased by 21%, as compared to the three months ended June 30, 2020.
Segment Adjusted Income from Operations.
Segment adjusted income from operations for the three months ended June 30, 2021 increased by $28.9 million, or 36%, to $108.4 million from $79.4 million during the three months ended June 30, 2020. This increase was primarily attributed to the $79.1 million sales growth during the three months ended June 30, 2021. This was partially offset by higher investments in advertising of $16.5 million to drive sales and increased distribution costs of $3.9 million on higher sales.
APAC
The following table summarizes certain financial information relating to the APAC segment results that have been derived from our condensed consolidated financial statements:

(Dollars in thousands)	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
Total segment net sales	$22,758	$18,188	$4,570	25%
Segment adjusted income from operations	$1,989	$3,490	$(1,501)	(43%)
Total Segment Net Sales.
Total segment net sales for the three months ended June 30, 2021 increased by $4.6 million, or 25%, to $22.8 million from $18.2 million during the three months ended June 30, 2020. The increase was primarily attributable to growth in Asia, particularly in Japan and Korea. Foreign exchange rates also trended favorably, contributing an additional $2.7 million of net sales, primarily driven by the Australian dollar as compared to the U.S. dollar. Excluding the $2.7 million favorable impact of foreign exchange rates, APAC net sales for the three months ended June 30, 2021 increased by 10%, as compared to the three months ended June 30, 2020.
Segment Adjusted Income from Operations.
Segment adjusted income from operations for the three months ended June 30, 2021 decreased by $1.5 million, or 43%, to $2.0 million from $3.5 million during the three months ended June 30, 2020. This decrease is primarily attributed to investments in Asia of $1.5 million to support sales growth, increased advertising expense of $1.1 million and higher distribution costs of $0.5 million on the sales increase.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020
The following table sets forth our summarized consolidated statements of operations data for the nine months ended June 30, 2021 and 2020 and the dollar and percentage change between the respective periods:

(Dollars in thousands)	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
Net sales	$1,632,176	$1,157,169	$475,007	41%
Cost of goods sold (1)(2)	912,558	687,532	225,026	33%

Gross profit	719,618	469,637	249,981	53%
Operating expenses:
Selling, general and administrative (1)(2)	555,744	305,051	250,693	82%
Amortization of intangible assets	12,090	10,045	2,045	20%
Gain on disposal of assets held for sale	(5,185)	–	(5,185)	N/M (4)

Income from operations	156,969	154,541	2,428	2%
Foreign currency (gain) loss	(3,772)	4,823	(8,595)	N/M (4)
Interest income	(677)	(1,012)	335	(33%)
Interest expense	50,457	32,006	18,451	58%
Loss from early extinguishment of debt	5,448	–	5,448	N/M (4)

Income before taxes	105,513	118,724	(13,211)	(11%)
Income tax expense	19,398	12,106	7,292	60%
(Gain) loss from investments in unconsolidated affiliates	(5,505)	3,556	(9,061)	N/M (4)

Net income	$91,620	$103,062	$(11,442)	(11%)

Adjusted income from operations (3)	$283,306	$170,228	$113,078	66%
Adjusted net income (3)	$196,110	$121,418	$74,692	62%
EBITDA (3)	$193,205	$178,088	$15,117	8%
Adjusted EBITDA (3)	$321,218	$198,598	$122,620	62%

(1)	Amounts include unit based compensation as follows:

	Nine Months Ended June 30,
	2021	2020
	(dollars in thousands)
Cost of goods sold	$783	$213
Selling, general and administrative	93,410	1,654

Total unit based compensation	$94,193	$1,867

(2)	Amount includes depreciation expense as follows:

	Nine Months Ended June 30,
	2021	2020
	(dollars in thousands)
Cost of goods sold	$9,810	$11,969
Selling, general and administrative	10,507	9,912

Total depreciation expense	$20,317	$21,881

(3)	See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”
(4)	“N/M” indicates that variance as a percentage is not meaningful.

The following table sets forth our summarized consolidated statements of operations data for the nine months ended June 30, 2021 and 2020, expressed as a percentage of net sales (the table may not foot due to rounding):

	Nine Months Ended June 30,
	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	55.9%	59.4%
Gross margin	44.1%	40.6%
Operating expenses:
Selling, general and administrative	34.0%	26.4%
Amortization of intangible assets	0.7%	0.9%
Gain on disposal of assets held for sale	(0.3%)	–
Income from operations	9.6%	13.4%
Foreign currency (gain) loss	(0.2%)	0.4%
Interest income	0.0%	(0.1%)
Interest expense	3.1%	2.8%
Loss from early extinguishment of debt	0.3%	–
Income before taxes	6.5%	10.3%
Income tax expense	1.2%	1.0%
(Gain) loss from investments in unconsolidated affiliates	(0.3%)	0.3%
Net income	5.6%	8.9%
Adjusted income from operations	17.4%	14.7%
Adjusted net income	12.0%	10.5%
EBITDA	11.8%	15.4%
Adjusted EBITDA	19.7%	17.2%
Net Sales
Net sales for the nine months ended June 30, 2021 increased by $475.0 million, or 41%, to $1,632.2 million from $1,157.2 million during the nine months ended June 30, 2020. The increase was primarily attributable to increased consumer demand for our outdoor cooking products and continued inventory restocking at our retail customers to keep pace with market trends. Fluctuation in foreign exchange rates also increased net sales by $73.6 million, particularly the Euro as compared to the U.S. dollar. Excluding the $73.6 million favorable impact of foreign exchange rates, net sales for the nine months ended June 30, 2021 increased by 35%, as compared to the nine months ended June 30, 2020. Net sales for the nine months ended June 30, 2021 increased in the Americas by 37%, in EMEA by 42% and in APAC by 69% as compared to the nine months ended June 30, 2020.
Cost of Goods Sold
Cost of goods sold for the nine months ended June 30, 2021 increased by $225.0 million, or 33%, to $912.6 million from $687.5 million during the nine months ended June 30, 2020. The increase was primarily due to the increased sales volume, partially offset by productivity measures undertaken and a decrease in
COVID-19
related costs during the nine months ended June 30, 2021.
Gross Profit and Gross Margin
Gross profit for the nine months ended June 30, 2021 increased by $250.0 million, or 53%, to $719.6 million from $469.6 million during the nine months ended June 30, 2020. Gross margin increased by 350 basis points to 44.1% during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The increase in gross margin was primarily driven by higher sales volumes, as well as favorable product mix, global productivity initiatives and a decrease in
COVID-19
related costs, all of which reduced cost of goods sold in 2021.

Selling, General and Administrative
Selling, general and administrative costs for the nine months ended June 30, 2021 increased by $250.7 million, or 82%, to $555.7 million from $305.1 million during the nine months ended June 30, 2020. Selling, general and administrative costs as a percent of net sales increased by 760 basis points to 34.0% during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The increase in selling, general and administrative costs was primarily driven by higher unit based compensation expense of $91.8 million, increased distribution costs of $42.1 million associated with higher sales volumes, higher advertising costs of $37.9 million to drive revenue, increased incentive compensation accruals of $18.2 million as a result of exceeding business targets, higher research and development costs and investment in corporate headcount of $15.3 million to support growth initiatives, debt refinancing and IPO costs of $12.7 million and additional commission costs of $6.9 million on higher revenue.
Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended June 30, 2021 increased by $2.0 million, or 20%, to $12.1 million from $10.0 for the nine months ended June 30, 2020. The increase in amortization of intangible assets was primarily driven by the amortization of assets related to the June and RMC acquisitions.
Gain on Disposal of Assets Held for Sale
During Fiscal Year 2020, we determined that one of our manufacturing sites was considered to be assets held for sale, since the asset group was being marketed for sale and all the criteria to be classified as held for sale under ASC 360 had been met. On December 30, 2020, we disposed of this manufacturing site for net cash proceeds of $13.5 million, resulting in the recognition of a gain on the disposal of assets held for sale for the nine months ended June 30, 2021 of $5.2 million. No gain or loss on the disposal of assets held for sale was recognized for the nine months ended June 30, 2020.
Foreign Currency Loss (Gain)
The impact of foreign exchange resulted in a gain of $3.8 million for the nine months ended June 30, 2021 relative to a loss of $4.8 million for the nine months ended June 30, 2020 due to the foreign exchange rate impacts on transactions with Weber affiliates conducted in foreign currencies other than the U.S. dollar.
Interest Income
Interest income decreased by $0.3 million, or 33%, during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020, primarily due to changes in interest rates and in the balances of cash and cash equivalents.
Interest Expense
Interest expense increased by $18.5 million, or 58%, during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020, primarily due to the higher term loan balance in Fiscal Year 2021 following the debt refinancing in October 2021.
Loss from Early Extinguishment of Debt
We recognized a loss from the early extinguishment of debt of $5.4 million for the nine months ended June 30, 2021 and no gain or loss from the early extinguishment of debt was recognized for the nine months ended June 30, 2020.
Income Taxes
Income taxes increased by $7.3 million during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020, primarily due to the increase in foreign income, taxed at local statutory rates, partially offset by a discrete benefit of $2.4 million due to the release of valuation allowances on our Germany, United Kingdom and South Africa deferred tax assets.

(Gain) Loss from Investments in Unconsolidated Affiliates
We recorded a gain from investments in unconsolidated affiliates of $5.5 million for the nine months ended June 30, 2021 and a loss from investments in unconsolidated affiliates of $3.6 million for the nine months ended June 30, 2020. The $5.5 million gain during the nine months ended June 30, 2021 is a result of a $6.9 million gain from the remeasurement of the existing equity interest in June to fair value at the time of acquisition, offset by a $1.4 million loss recorded for Weber’s share of June’s losses in the first quarter of Fiscal Year 2021. The $3.6 million loss during the nine months ended June 30, 2020 is a result of Weber recording its share of June’s losses.
Net Income
Net income decreased by $11.4 million, or 11%, to net income of $91.6 million for the nine months ended June 30, 2021 from net income of $103.1 million for the nine months ended June 30, 2020. The decrease was primarily driven by approximately $94 million of non-cash unit based compensation expense, primarily driven by valuation methodology changes as a result of the IPO.
Segment Information
Net sales by reportable segment is summarized as follows:

	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
(Dollars in thousands)	2021	2020
Americas	$891,649	$649,913	$241,736	37%
EMEA	617,995	434,755	183,240	42%
APAC	122,532	72,501	50,031	69%

Total net sales	$1,632,176	$1,157,169	$475,007	41%

Adjusted income from operations by reportable segment is summarized as follows:

	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
(Dollars in thousands)	2021	2021
Americas	$178,246	$139,082	$39,164	28%
EMEA	206,516	125,187	81,329	65%
APAC	28,963	15,778	13,185	84%
The following table reconciles segment adjusted income from operations to income from operations for the periods presented:

	Nine Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Segment adjusted income from operations
Americas	$178,246	$139,082
EMEA	206,516	125,187
APAC	28,963	15,778

Segment adjusted income from operations for reportable segments	413,725	280,047
Corporate and supply chain costs	(130,419)	(109,819)
Foreign currency (gain) loss (1)	(3,772)	4,823
Non-cash stock compensation / LTIP expense (1)	(94,193)	(1,867)
Business transformation costs (1)	(9,496)	(6,367)
Operational transformation costs (1)	(10,853)	(3,920)
Debt refinancing and IPO costs (1)	(12,660)	—
COVID-19 costs (1)	(548)	(8,356)
Gain on disposal of assets held for sale	5,185	—

Income from operations	$156,969	$154,541

(1)	See “Non-GAAP Measures—adjusted income from operations” for descriptions of reconciling items from income from operations to adjusted income from operations.

Americas
The following table summarizes certain financial information relating to the Americas segment results that have been derived from our condensed consolidated financial statements:

(Dollars in thousands)	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
Total segment net sales	$891,649	$649,913	$241,736	37%
Segment adjusted income from operations	178,246	139,082	39,164	28%
Total Segment Net Sales.
Total segment net sales for the nine months ended June 30, 2021 increased by $241.7 million, or 37%, to $891.6 million from $649.9 million during the nine months ended June 30, 2020. The increase was primarily attributable to increased orders across all channels during the nine months ended June 30, 2021 as inventories were restocked following a strong fourth quarter of Fiscal Year 2020, and customer reacted to the continuation of favorable outdoor/backyard cooking trends. Foreign exchange rates also trended favorably, contributing an additional $8.6 million of net sales during the nine months ended June 30, 2021, primarily driven by the Canadian dollar as compared to the U.S. dollar. Excluding the $8.6 million favorable impact of foreign exchange rates, Americas net sales for the nine months ended June 30, 2021 increased by 36%, as compared to the nine months ended June 30, 2020.
Segment Adjusted Income from Operations.
Segment adjusted income from operations for the nine months ended June 30, 2021 increased by $39.2 million, or 28%, to $178.2 million from $139.1 million during the nine months ended June 30, 2020. The increase was primarily attributable to $241.7 million sales growth during the nine months ended June 30, 2021, which was partially offset by $20.1 million of increased distribution costs on higher sales, $18.4 million of strategic investments in advertising and marketing to drive revenue, additional commission costs of $3.9 million on higher revenue and $2.8 million of incentive compensation due to exceeding business targets. Additionally, the nine months ended June 30, 2021 includes $5.5 million of incremental selling, general and administrative expenses as a result of the June acquisition.
EMEA
The following table summarizes certain financial information relating to the EMEA segment results that have been derived from our condensed consolidated financial statements:

(Dollars in thousands)	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
Total segment net sales	$617,995	$434,755	$183,240	42%
Segment adjusted income from operations	206,516	125,187	81,329	65%
Total Segment Net Sales.
Total segment net sales for the nine months ended June 30, 2021 increased by $183.2 million, or 42%, to $618.0 million from $434.8 million during the nine months ended June 30, 2020. The increase was primarily attributable to widespread growth across most countries in the region, as consumer demand for at-home/outdoor
grilling products continued to strengthen. Foreign exchange rates also trended favorably, contributing an additional $54.0 million of net sales, primarily driven by the Euro as compared to the U.S. dollar. Excluding the $54.0 million favorable impact of foreign exchange rates, EMEA net sales for the nine months ended June 30, 2021 increased by 30%, as compared to the nine months ended June 30, 2020.
Segment Adjusted Income from Operations.
Segment adjusted income from operations for the nine months ended June 30, 2021 increased by $81.3 million, or 65%, to $206.5 million from $125.2 million during the nine months ended June 30, 2020. The increase was primarily attributable to $183.2 million of sales growth during the nine months ended June 30, 2021, which was partially offset by $20.3 million of investments in advertising to drive sales and brand strength in the region and increased distribution expense of $10.2 million on increased sales.

APAC
The following table summarizes certain financial information relating to the APAC segment results that have been derived from our condensed consolidated financial statements:

(Dollars in thousands)	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
Total segment net sales	$122,532	$72,501	$50,031	69%
Segment adjusted income from operations	28,963	15,778	13,185	84%
Total Segment Net Sales.
Total segment net sales for the nine months ended June 30, 2021 increased by $50.0 million, or 69%, to $122.5 million from $72.5 million during the nine months ended June 30, 2020. The increase was primarily attributable to growth in the Australia and New Zealand markets, driven by strong consumer demand in the nine months ended June 30, 2021. During the first half of fiscal year 2020, bush fires impacted the consumer’s opportunities to cook outdoors, which negatively impacted grill sales during that period. Foreign exchange rates also trended favorably, contributing an additional $10.9 million of net sales, primarily driven by the Australian dollar as compared to the U.S. dollar. Excluding the $10.9 million favorable impact of foreign exchange rates, APAC net sales for the nine months ended June 30, 2021 increased by 54%, as compared to the nine months ended June 30, 2020.
Segment Adjusted Income from Operations.
Segment adjusted income from operations for the nine months ended June 30, 2021 increased by $13.2 million, or 84%, to $29.0 million from $15.8 million during the nine months ended June 30, 2020. The increase was primarily attributable to the $50.0 million sales growth to date, which was partially offset by higher distribution costs of $3.6 million on higher revenues, investments in advertising of $2.0 million to drive sales, additional commission expense of $2.8 million in Australia and New Zealand and $1.7 million of investment in Asia to support future growth.

Liquidity and Capital Resources
Overview
Our primary working capital requirements are to fund our daily operational activities like purchasing raw materials and component parts to manufacture products, payments to suppliers for goods and services and cash to be received for products sold to customers. Our working capital requirements fluctuate during the year, driven primarily by the seasonality of market demand and the timing of inventory manufacturing and purchases. Our capital expenditures are primarily related to growth initiatives and operational spending, including investments related to new product development, manufacturing and operational activities and investments in technology systems.
Generally, we fund working capital requirements, capital expenditures, payments related to acquisitions and debt service requirements with a combination of both cash on hand and the borrowing capacity under the Secured Credit Facility, as discussed below. The Company considers all investments with initial maturities of three months or less to be cash and cash equivalents, which consist primarily of demand deposits and money market accounts with major financial institutions in the United States and in countries where the Company’s subsidiaries operate. As of June 30, 2021, our cash and cash equivalents totaled $146.5 million, and we had $293.6 million of borrowings available under the revolving facility.
Based on our growth plans, we believe our cash and cash equivalents position, net cash provided by operating activities and availability under our new credit facility will be adequate to finance our working capital requirements, planned capital expenditures and debt service. In the future, we may allocate additional capital towards strategic acquisitions. If cash provided by operating activities and borrowings under our credit facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financing in the future. There can be no assurance equity or debt financing will be available to us if we need it or, if available, the terms will be satisfactory to us.
Secured Credit Facility
On October 30, 2020, the Company entered into a new credit facility arrangement with a term loan of $1,250.0 million and a revolving credit facility with a maximum commitment of $300.0 million (the “Secured Credit Facility”). The term loan matures on October 30, 2027 and revolving facility matures by October 30, 2025. Proceeds from the term loan and revolving facility were used to pay off the Company’s prior credit agreement, effect a portion of a special dividend, engage in business acquisition and equity repurchase activities, pay fees and expenses in connection with the foregoing and for working capital and general corporate purposes. Borrowings under the credit facilities bear interest at a rate equal to, at our option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.00% per annum for all revolving loans and a 0.75% floor for the term loans), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. As of June 30, 2021, we were in compliance with the financial covenants of the credit facility.
Summary of Cash Flows
A summary of our cash flows provided by (used in) operating, investing and financing activities is presented in the following table:

	Nine Months Ended June 30,
(Dollars in thousands)	2021	2020
Net cash provided by operating activities	$74,460	$121,298
Net cash used in investing activities	(154,989)	(16,144)
Net cash provided by (used in) financing activities	102,577	(58,497)
Effect of exchange rate changes on cash and cash equivalents	629	7,808

Net increase in cash and cash equivalents	$22,677	$54,465

Cash Provided by Operating Activities
Net cash provided by operating activities decreased to $74.5 million for the nine months ended June 30, 2021 from $121.3 million for the nine months ended June 30, 2020, a decrease of $46.8 million or 39%. While the Company experienced higher operating results, this was partially offset by the unfavorable impact of normalizing inventory levels during the nine months ended June 30, 2021. Additionally, less favorable impacts from accounts payable balances driven by timing of payments further offset the favorable operating results as compared to the prior year period.
Cash Used in Investing Activities
Net cash used in investing activities increased to $155.0 million for the nine months ended June 30, 2021 from $16.1 million for the nine months ended June 30, 2020, an increase of $138.8 million or 860%. During the nine months ended June 30, 2021, the Company acquired the June business for net cash payments of $102.2 million and the RMC business for cash payments of $26.3 million, for total cash payments of $128.5 million. Additionally, capital expenditures were $17.8 million higher in the nine months ended June 30, 2021 as compared to the prior year period, primarily related to the Company’s implementation of a Global SAP/S4 HANA ERP platform, the setup of the new European manufacturing facility in Poland and enhancements to support product line redesigns in the U.S.
Cash Provided by (Used In) Financing Activities
Net cash provided by financing activities was $102.6 million for the nine months ended June 30, 2021 as compared to net cash used in financing activities of $58.5 million for the nine months ended June 30, 2020. During the first quarter result of Fiscal Year 2021, the Company refinanced its debt, resulting in proceeds of $1,250.0 million, of which $616.6 million was used to the payoff the previous credit facility. The Company paid $26.7 million of costs associated with the debt refinancing and subsequently paid down $6.3 million on the term loan. Additionally, the Company paid member distributions of $315.6 million, repurchased certain members’ interests for cash payments of $188.9 million, paid interest rate swap settlement payments of $3.9 million and paid certain
IPO-related
costs of $2.3 million. These transactions were partially offset by proceeds of $13.1 million for issuance of capital. During the third quarter of Fiscal Year 2021, the Company borrowed and subsequently repaid $170.0 million under its revolving facility to facilitate i) the repurchase of LLC Unit Interests from WSP Investment LLC; and ii) to pay a dividend to Weber-Stephen Products LLC Unit Holders.
The prior year period reflects payments of $36.3 million on the Company’s previous term loan, payments of $18.0 million to acquire the Q Grill Trademark, member distribution payments of $10.2 million and costs of $3.2 million that were incurred in connection with refinancing the previous credit facility in the second quarter of Fiscal Year 2020. These transactions were partially offset by net borrowings from the revolving credit facility of $10.6 million.
Other Information
As of June 30, 2021, $111.9 million of our $146.5 million in cash and cash equivalents was held in jurisdictions outside of the U.S. Cash held outside the U.S. may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe that our existing cash balance in the U.S. is sufficient to fund our working capital needs in the U.S.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes with respect to the Company’s exposure to market risk disclosed in the prospectus relating to our Registration Statement on Form
S-1,
as amended (Registration
No. 333-257824),
filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this
10-Q
Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule
13a-15(e)
and
15d-15(e).
Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2021.
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 9 to our condensed consolidated financial statements within this Quarterly Report on Form
10-Q
is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in the prospectus relating to our Registration Statement on Form
S-1,
as amended (Registration
No. 333-257824),
filed with the SEC pursuant to Rule 424(b) under the Securities Act.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended June 30, 2021.
In connection with the reorganization incident to the IPO, the Company issued 236,994,533 shares of Class B Common Stock, par value $0.00001 per share (the “Class B Common Stock”), to the Pre-IPO LLC Members (each capitalized term in this Section II, Item 2 that is not otherwise defined shall be as defined in the S-1). The shares of Class B Common Stock were issued for nominal consideration in reliance on the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering. The shares of Class B common stock were issued to a limited number of investors, all of which had sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the investment. No underwriters were involved in the issuance and sale of the shares of Class B Common Stock.
The number of shares of Class B Common Stock that were issued corresponds to the number of non-voting common interest units of Weber HoldCo LLC (“LLC Units”) issued to the Pre-IPO LLC Members. Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Weber HoldCo LLC, each holder of LLC Units has the right to require Weber HoldCo LLC to redeem all or a portion of its LLC Units for, at the Company’s election, newly issued shares of Class A Common Stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of Class A Common Stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Additionally, in the event of a redemption request by a holder of LLC Units, the Company may, at its option, effect a direct exchange of cash or Class A Common Stock for LLC Units in lieu of such a redemption. A corresponding number of shares of Class B Common Stock will be canceled on a one-for-one basis if the Company or Weber HoldCo LLC, following a redemption request of a holder of LLC Units, redeems or exchanges LLC Units of such holder of LLC Units.
Use of Proceeds from our Initial Public Offering of Common Stock
On August 4, 2021, the Company’s registration statement on Form S-1 (File No. 333-257824) was declared effective by the SEC in connection with the IPO. At the closing of the IPO on August 9, 2021, the Company sold 17,857,143 shares of Class A common stock, at an initial public offering price of $14.00 per share and received gross proceeds of $250.0 million, which resulted in net proceeds to us of $237.5 million, after deducting underwriting discounts and commissions of $12.5 million and before fees and expenses incurred in connection with the IPO. The underwriters for the IPO were Goldman Sachs & Co. LLC, BofA Securities, J.P. Morgan, BMO Capital Markets, Citigroup, UBS Investment Bank, Wells Fargo Securities, KeyBanc Capital Markets, Academy Securities, Cabrera Capital Markets LLC, Siebert Williams Shank, and Telsey Advisory Group. The Company subsequently issued an additional 2,678,571 shares of Class A common stock in the aggregate pursuant to two exercises of the underwriters’ over-allotment option which settled on August 19, 2021 and August 27, 2021, which resulted in additional net proceeds to us of $35.6 million in the aggregate, after deducting underwriting discounts and commissions of $1.9 million and before fees and expenses.
We used the net proceeds that we received from the IPO (i) to acquire 17,857,143 newly issued LLC Units from Weber HoldCo LLC, (ii) to acquire 2,349,314 LLC Units from certain Pre-IPO LLC Members and (iii) to repurchase 329,257 shares of the Class A common stock received by the Blocker equityholders in connection with the merger of Weber Merger Sub, LLC with and into Blocker, in each case at a price per LLC Unit and share of Class A common stock equal to the initial public offering price of our Class A common stock minus underwriting discounts.
Weber HoldCo LLC used the proceeds from the sale of the LLC Units to Weber Inc. as follows: (i) to pay estimated fees and expenses of approximately $17.4 million in connection with this offering and the Reorganization Transactions and (ii) to repay $220.1 million of the outstanding borrowings under our Secured Credit Facility. Weber HoldCo LLC did not receive any proceeds from the purchase of LLC Units from certain Pre-IPO LLC Members by us or the repurchase of shares of Class A common stock by us.
Other than the net proceeds used to acquire 2,349,314 LLC Units from certain Pre-IPO LLC Members and 329,257 shares of Class A common stock from certain Blocker equityholders, which Pre-IPO LLC Members and Blocker equityholders include our significant shareholders, no net proceeds from the IPO were used to make payments, directly or indirectly, to (i) any of our directors, officers or their associates, (ii) any persons owning 10% or more of our common shares or (iii) any of our affiliates.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from Weber Inc.’s Quarterly Report on Form
10-Q
for the nine months ended June 30, 2021, filed with the Securities and Exchange Commission on September 16, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Members’ Equity (Deficit), and (vi) the Notes to Condensed Consolidated Financial Statements.

104**	The cover page from Weber Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weber Inc.

By:	/s/ Chris M. Scherzinger
Chris M. Scherzinger

Chief Executive Officer (As Principal Executive Officer)

By:	/s/ William J. Horton
William J. Horton

Chief Financial Officer (As Principal Financial Officer)
Date: September 16, 2021