Form 10-K
period 2021-09-30
Weber Inc.
filed 2021-12-14
CIK 1857951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-40702
_________________________
Weber Inc.
(Exact name of registrant as specified in its charter)
_________________________

DE (State or other jurisdiction of incorporation or organization)	61-1999408 (I.R.S. Employer Identification No.)
1415 S. Roselle Road Palatine, Illinois (Address of principal executive offices)	60067 (Zip Code)
(847) 934-5700
(Registrant’s telephone number, including area code)
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	WEBR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Shares of Class A Common Stock outstanding as of November 30, 2021 – 52,533,388 shares
Shares of Class B Common Stock outstanding as of November 30, 2021 – 234,645,219 shares
Portions of the Weber Inc. 2022 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2021, are incorporated by reference in Part III of this Form 10-K.

Weber Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in the sections titled “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section titled “Risk Factors” in this Annual Report on Form 10-K.
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
The risk factors discussed in “Risk Factors” in this Annual Report on Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Annual Report on Form 10-K. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Forward-looking statements speak only as of the date they were made, and we are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations.

PART I
Item 1. Business
Our Company
Weber Inc. (“Weber,” “Company,” “we,” and “our”), together with its affiliates, is the leading outdoor cooking company in the global outdoor cooking market. Our founder George Stephen, Sr., established the outdoor cooking category when he invented the original charcoal grill nearly 70 years ago. In the decades since, we have built a loyal and global following of both grilling enthusiasts and barbeque professionals in backyards all around the world. Our product portfolio includes traditional charcoal grills, gas grills, smokers, pellet and electric grills and recently our Weber Connect™ technology-enabled grills. Our full range of products are sold in 78 countries.
We completed our initial public offering (“IPO”) in August 2021 and our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “WEBR.”
We operate in the global outdoor cooking market, which is comprised of outdoor products that include gas grills, charcoal grills, wood pellet grills, electric grills, smokers, grilling accessories, and solid fuel products (including charcoal briquettes, lump charcoal, pellets, and wood chips and chunks). Our mission at Weber is to lead the outdoor cooking industry by innovating breakthrough new products and services that enhance our global consumers’ grilling experiences. Our purpose is to ignite inspiration and discovery through everything we do, at every touchpoint with our consumers. Grilling is about making delicious food, bringing people together and creating memories. Weber is an experience, a passion, a way of life and a journey to discover what grilling can be.
Our Products
We manufacture premium outdoor cooking products, accessories, consumables and services designed to provide a customized outdoor cooking experience. Our current product portfolio includes grills (gas, charcoal, electric, pellet, and smokers) and accessories, consumables and services.
Grills
Gas grills. We are the market leader in Gas grills. Our gas grill product sub-category is comprised of our Genesis series, Spirit series, Q series, Summit® series, and recently launched Weber Traveler series. Our gas grills feature our stainless steel Flavorizer bars and porcelain-enameled coating and Weber Connect is available in our Genesis and Spirit grills.
Charcoal grills. We have continued to expand our Charcoal product line, from the Original Kettle series to include the Master Touch, Performer, Summit Kamado, Ranch, and Smokey Joe and Go-Anywhere portable series. Our Charcoal grills come in a variety of sizes and colors and offer features such as high capacity ash catchers, glass-reinforced nylon handles, porcelain-enameled bowls and lids and aluminized steel One-Touch cleaning system.
Electric grills. Our portfolio of outdoor Electric grills has a strong position internationally. Our electric product sub-category features our Q and Pulse Series grills with differentiated features such as porcelain-enameled cast-iron cooking grates, cast aluminum lid and body and our Weber Connect Smart Grilling Hub.
Smokers. Our Smoker product sub-category features our Smokey Mountain Cooker Series, which includes features such as a porcelain-enameled lid, bowl and center section; two cooking grates and a removable fuel door.
Pellet grills. In 2020, we launched our SmokeFire Series in the Pellet sub-category. SmokeFire has a wide temperature range that allows consumers to sear and smoke. SmokeFire features our Weber Connect smart grilling technology, our stainless steel Flavorizer bars and porcelain-enameled coating.
Accessories, Consumables and Services
Accessories, consumables and services are a core component of our product offering that represent a high margin, year-round recurring revenue stream between grill purchases. We offer connected devices with our Weber Connect Smart Grilling Hub, serving accessories, grill care, Weber branded merchandise, grilling guide and recipe books, and Weber branded fuel. We also offer services in select geographies such as delivery, assembly and grilling classes.
Sales Channels
We sell our products through an omni-channel network that consists of wholesale, direct-to-consumer (“DTC”) and e-commerce.

Wholesale. We develop and maintain relationships with our global and international retailers and independent and specialty dealers by offering them an attractive combination of category validation, marketing and merchandising support, and rapid inventory turns. Our wholesale network is supported by our direct sales organization covering all channels of distribution. We have established relationships with leading global and international retailers who expand our reach and offer our consumers a broader range of our products. We also sell our products to approximately 2,300 independent retailers (barbecue and grilling stores, hardware stores, outdoor and recreation stores, and farm and ranch supply stores, etc.).
DTC. We sell our products directly to consumers through Weber.com, our 193 Weber branded retail stores and Grill Academy sites. We relaunched our website in 2021 and implemented a new digital customer service experience. Consumers can now browse and purchase the entire Weber portfolio with curated search functionality on Weber.com, buy products exclusive to our site, and receive direct financing through a third-party provider. We partner with local operators who fund and operate Weber branded retail locations and Grill Academy sites under strict Weber guidelines.
E-commerce. We have a strong presence in the e-commerce channel and a dedicated digital commerce team to drive penetration and growth within the online platforms of our global, multi-national and European retailers, as well as digitally native retailers such as Amazon and Wayfair.
During fiscal year 2021, two customers in the Americas segment accounted for 14% and 10% of Net Sales and for 20% and 13% of accounts receivable. During fiscal year 2020, two customers in the Americas segment accounted for 16% and 11% of Net Sales and for 19% and 8% of accounts receivable. During fiscal year 2019, two customers in the Americas segment accounted for 14% and 13% of Net Sales and for 11% and 4% of accounts receivable.
Marketing and Consumer Engagement
We execute a wide range of marketing tactics. We develop and selectively use advertising to showcase our brand and new product launches during the key grilling seasons around the world. Our advertising appears in online display and connected and online TV, such as YouTube. We work with high-profile food, lifestyle, and barbecue influencers worldwide as extensions of our brand and we use social media to further cultivate our Weber community and amplify the passion for our brand and products. We collect consumer data from a wide range of sources, including our connected devices, Weber apps, purchases on Weber.com, owner warranty registrations and Grill Academy classes, to tailor our marketing, offers and programs.
We collaborate with our retail partners to deliver an engaging and compelling Weber brand experience through custom fixtures, signage and product displays. We also partner with many of our customers, globally, to create an omni-channel experience linking category leading digital content with in-store displays.
Our “Grill Masters”—a global team of Weber culinary experts with a deep expertise in grilling techniques and Weber products—participate in more than 200 events annually, doing in-person experiential events and virtual cooking demonstrations while also showcasing our products. In addition, we have a mobile grilling academy that does pop-up events at Do-It-Yourself and independent retailers across North America.
Product Innovation and Development
Consumers are at the center of our product innovation and development process. In recent years, we have significantly increased investment in product innovation and development to bring innovation to our existing product portfolio and facilitate entry into new product categories based on data driven consumer insight. Our product innovation and development team develops new products and enhances our existing product portfolio with an unwavering focus on improving consumers’ grilling experiences, encouraging them to grill more often and with more confidence. In 2021, we acquired June Life Inc., which augmented our software and hardware engineering capabilities.
In 2020, we introduced our new connected device platform, Weber Connect™ powered by June OS. This precision grilling technology was first made available as the stand-alone Smart Grilling Hub, and as an integrated feature in our SmokeFire wood pellet grill. Today, Weber Connect is also available in our Genesis gas grill, Spirit gas grill and Pulse electric grill.
Manufacturing and Distribution
We are the only major grill company that maintains a significant U.S.-based manufacturing footprint and the majority of our U.S. sold grills are produced in our facility in Huntley, Illinois. We have a long standing history with a diversified set of suppliers, mainly within the U.S. and Asia, who send component parts to Huntley for finished grill manufacturing. In addition to our U.S. manufacturing, we maintain long-standing relationships with three major grill manufacturers in China who provide us with flexibility and redundancy across our major project lines. All of our partners operate according to our strict quality standards and in accordance with our supplier code of conduct. We enforce stringent product quality standards over our own manufacturing and that of our manufacturing partners.
In October 2021, we opened our first European-based manufacturing and distribution hub in Zabrze, Poland. This new location manufactures and distributes key product lines for the EMEA market. The strategic location of this facility will increase our manufacturing capacity, deliver working capital efficiencies, improve demand responsiveness in EMEA, reduce manufacturing and transportation costs and further diversify our global manufacturing footprint.
Our Global Distribution Center in Huntley, Illinois serves as a central hub for shipments to our North American retail customers and plays a key role in our global hub and spoke distribution model. Globally, we occupy 22 distribution facilities, maintaining a hub and spoke approach to distribution. We use distribution partners to serve markets in EMEA and APAC to strengthen our network. This hybrid model allows us to control distribution of our product in markets where it is economically viable. We manage inventory through a disciplined, global sales and operations planning process that manages demand and supply dynamics in real-time.
Raw Materials
The primary raw materials used in our manufacturing facilities as well as those of our suppliers include aluminum, carbon steel, stainless steel, polypropylene and nylon. Many of these materials are available globally from multiple suppliers. In some cases, we will specify certain suppliers for key raw materials or components in order to maintain our quality standards.
Competition
We compete in the large global outdoor cooking market. Competition in our markets is based on a number of factors including product quality, performance, durability, features and price, as well as brand image and recognition. Weber is the only outdoor cooking brand with significant global scale, operating a vertically integrated manufacturing platform with an omni-channel distribution network. As the largest global grilling brand, we compete against a variety of well-known and emerging brands based on fuel type and geography. While no other company offers the breadth of our product offering, our competitors, in certain categories, include Big Green Egg, Broil King, Campingaz, Char-Broil, Landmann, Napoleon, Nexgrill, Pit Boss, Traeger and Ziegler & Brown.
Intellectual Property
We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property laws in the U.S. and similar laws in other jurisdictions, as well as confidentiality procedures, cybersecurity practices and contractual provisions and restrictions, to establish, maintain and protect the intellectual property and proprietary rights and our products and technology. As of September 30, 2021, we held approximately 193 issued U.S. patents, 722 issued foreign patents and 311 pending patent applications worldwide relating to our products, as well as approximately 66 registered U.S. trademarks, 448 registered foreign trademarks and 88 pending trademark applications worldwide covering our brands and products. In addition to the intellectual property rights that we own, we license certain technologies and intellectual property rights from third parties, some of which are incorporated into our products.
We have implemented an online marketplace monitoring and seller/listing termination program to disrupt any counterfeit or infringing offerings. We collaborate with Amazon and other online marketplaces to operate such termination programs.
Seasonality
Although we generally have demand for our products throughout the year, our sales have historically experienced some seasonality. We have typically experienced our highest level of sales of our products in the second and third fiscal quarters as retailers across North America and Europe changeover their floor sets, build inventory and fulfill consumer demand for outdoor cooking products. Sales are typically lower during our first and fourth fiscal quarters, with the exception of our Australia/New Zealand business which is counter seasonal to the balance of our business. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital, and other growth initiatives. While these investments drive performance during the primary selling season in our second and third fiscal quarters, they generally have a negative impact on cash flow and net income during our first and fourth fiscal quarters. Unfavorable weather during our higher sales season can also have a material adverse impact on our results, and can cause shifts in sales across fiscal quarters. A few examples are colder, wetter weather patterns during the key second and third fiscal quarters in North America and Europe, or drought conditions leading to wildfires similar to what we experienced in Australia in early fiscal year 2020.
Human Capital Resources

As of September 30, 2021, we had approximately 2,534 full-time employees, including 1,406 in global operations and supply chain, nearly 423 in sales and marketing, and the remaining headcount support various business functions around the world. Of all of our full-time employees, 1,680 are located in the U.S. and 854 are located internationally. Approximately 26% of our employees are covered by collective labor agreements, all three of which were renewed in 2021. We have not experienced any significant union-related work stoppages over the last ten years.
Employee Development. As part of our human capital resource objectives, we seek to attract, retain, develop and reward our employees through a variety of mechanisms. We build upon Weber’s objectives by seeking to attract, retain, develop and reward behaviors to ensure our long-term sustainability as a company. We continue to advance our efforts to develop a performance culture by strengthening performance management processes through management training and the development and implementation of consistent documentation and methodologies designed to ensure a robust process for all employees. We schedule performance discussions for all employees each year and establish clearly defined goals and incentive programs to drive employee performance in alignment with our overall business objectives. In addition, we have implemented a coordinated approach in managing our overall compensation structure and regularly conduct full evaluations of our compensation and incentive programs to ensure we are competitive in these areas. We monitor our performance by measuring numerous elements relating to our human capital management efforts, including, but not limited to, employee turnover, time to fill open roles and general diversity statistics.
Diversity, Equity and Inclusion ("DE&I"). Weber is focused on recruiting and retaining diverse employees, creating awareness of diversity issues, fostering a supportive, positive environment where inclusive behaviors are the norm, and embedding accountability for diversity throughout the organization. Our goal is to reflect the diversity of our consumers throughout our Company. We have taken action to make progress on our DE&I journey, and we are firmly committed to continuing to advance our DE&I priorities. In 2020, we increased our focus on DE&I by creating a Corporate Vision Statement "Together It's Possible" and retaining a Head of DE&I to focus the Company on achieving these goals. Our focus on equity, diversity and inclusion enables us to build a culture where employees are inspired to share their passion, talents and ideas. Our four Employee Resource Groups, which include Weber Pride, Women of Weber, Weber African Ancestry Network and Weber Hispanic & Latino Heritage Network, also play a critical role in attracting diverse talent, providing mentoring and career development opportunities, delivering commercial business insights and connecting people to the Company and the communities where we do business.
Employee Engagement. We communicate frequently and transparently with our employees through a variety of engagement vehicles, including a global annual Employee Engagement Survey. This survey provides tools to leaders and employees to drive improvements globally.
Market-Based Compensation. We provide a market-based competitive compensation through our salary, annual incentive and long-term incentive programs, and a robust benefits package that promotes employee well-being across all aspects of their lives, including physical, financial, social and emotional well-being. Weber offers a comprehensive retiree medical plan for those who meet eligibility requirements. In addition, we provide a 401(k) plan for eligible employees in the U.S.
Health and Wellness. Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. The COVID-19 pandemic led to unique challenges and we are striving to ensure the health, safety and general well-being of our colleagues. We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration. Our Wellness Committee in the U.S. provides resources and initiatives to emphasize these priorities.
Company Ethics. The Company has processes in place for compliance with the Code of Business Conduct and Ethics for Weber employees, requiring employees to disclose actual or potential conflicts of interest, report actual or potential violations of the law, rules, regulations, ethics or the Code policy and acknowledge their obligation to comply with the applicable code. Ethics are deeply embedded in our values and business processes. Respect and Responsibility is a core Company value and is the anchor for our Code of Business Conduct. The Company regularly re-enforces our commitment to ethics and integrity in employee communications, in our everyday actions and through our processes. In addition, the Company provides targeted training across the globe during the course of the of the year. The Company also maintains an ethics related hotline, managed by a third party, through which individuals can anonymously raise concerns or ask questions about business behavior.
Government Regulations
We are subject to many varying laws and regulations in the U.S., the European Union, the United Kingdom, and throughout the world, including those related to privacy, data protection, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, product liability, accessibility, competition, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.
We are also subject to laws regulating consumer products in the jurisdictions in which we sell our products. In the United States for instance, certain of our products are subject to the U.S. Consumer Product Safety Act, under which the U.S. Consumer Product Safety Commission may exclude products from the market that are found to be unsafe or hazardous, require repair, replacement or refund of products, impose fines for noncompliance with requirements and impose fines for failure to timely notify them of potential safety hazards.
Environmental Matters
Our properties and operations are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination, employee health and safety and the chemical content of products. Under certain of these laws and regulations, we may be subject to joint and several liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, or at sites at which waste we generated was disposed, even if the contamination was not caused by us or was legal at the time it occurred. We are not a party to any material proceedings arising under these regulations. We believe that compliance with existing environmental laws and regulations will not materially affect our consolidated financial condition or our competitive position.
Available Information
Our reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), are available, free of charge, on our Investor Relations website at https://investors.weber.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site (www.sec.gov) that contains all of the documents we file with the SEC.
Information about our Executive Officers
Set forth below is certain biographical and other information regarding our executive officers as of the date of this report:

Name	Age	Position
Chris M. Scherzinger	52	Chief Executive Officer and Director
Hans-Jürgen Herr	59	President Emeritus & EVP-Growth Projects, EMEA
William J. Horton	54	Chief Financial Officer
Michael G. Jacobs	51	Chief Operations Officer
Mary A. Sagripanti	56	Chief Marketing Officer
Troy J. Shay	47	CEO of 1952 Ventures and Chief Growth Officer
Beau Warren	45	President of Weber Americas
Steffen Hahn	44	President of Weber EMEA
Chris M. Scherzinger has served as Chief Executive Officer and a Director of the Company and previously Weber-Stephen Products LLC since April 2018. Mr. Scherzinger held a variety of executive leadership roles at Jarden Corporation and its 2016 acquisitor Newell Brands from 2008 to 2018, including President and CEO of the Appliances & Cookware operating unit in Newell Brands from 2016 to 2018, President and CEO of Jarden Branded Consumables from 2014 to 2016, President and CEO of Jarden Leisure & Entertainment from 2012 to 2014 and President of Jarden Home Brands from 2008 to 2012. Mr. Scherzinger held general management and marketing leadership roles at Johnson & Johnson from 2003 to 2008, marketing leadership roles at Johnson Outdoors (S.C. Johnson) from 2001 to 2003, marketing leadership roles at Procter & Gamble from 1995 to 2001, and manufacturing management roles at General Electric from 1991 to 1993. Mr. Scherzinger graduated from the University of Notre Dame in 1991 with a BS in Mechanical Engineering, and later earned an MBA from Northwestern University’s Kellogg School of Management in 1995.
Hans-Jürgen Herr has served as the President Emeritus and Executive Vice President of Growth Projects, EMEA since December 1, 2021. Prior to this, he served as President - EMEA of the Company and previously Weber-

Stephen Products LLC since November 2012. Mr. Herr previously served as Vice President, Central of Weber-Stephen Products LLC from 2008 to 2012 and as its General Manager, Germany from 2004 to 2008. Mr. Herr also serves as Managing Director, President or Director for numerous subsidiaries of Weber-Stephen Products LLC in the EMEA region. Mr. Herr graduated as a wholesale and foreign trade merchant from the Wirtschaftsgymnasium/Handelslehranstalt in Rastatt, Germany in 1982 and as a business economist in commerce from the Chamber of Industry and Commerce in Karlsruhe, Germany in 1987.
William J. Horton has served as Chief Financial Officer of the Company and previously Weber-Stephen Products LLC since June 2018. Prior to joining Weber, Mr. Horton served as Division CFO for a number of Business Units within Jarden Corporation, prior to its merger with Newell Rubbermaid, from 2009 to 2016. After the acquisition, under Newell Brands, Mr. Horton was CFO of the company’s largest Division, Rubbermaid Commercial Products, from 2016 to 2018. Mr. Horton achieved the rank of Captain in the United States Air Force, serving from 1989 to 1994 at Wright-Patterson Air Force Base in Dayton, Ohio. Mr. Horton has served as a Director of Rather Outdoors since February 2020. Mr. Horton received a BA in Mathematics from Miami University in 1989, and an MBA in Finance from Wright State University in 1994.
Michael G. Jacobs has served as Chief Operating Officer of the Company since November 18, 2021. Prior to his promotion, Mr. Jacobs served as Chief Supply Chain Officer of the Company and previously Weber-Stephen Products LLC since September 2020. Mr. Jacobs’ previous roles at Weber include Executive Vice-President, Supply Chain & Operations from September 2018, Senior Vice President, Supply Chain from February 2016; and Vice President, Purchasing from 2014. Mr. Jacobs received a BA in Economics from Valparaiso University in 1992 and an MBA from Loyola University in 1994.
Mary A. Sagripanti has served as Chief Marketing Officer of the Company and previously Weber-Stephen Products LLC since February 2021. Ms. Sagripanti previously served as Global Head of Marketing, Growth and Customer Engagement, Fire TV at Amazon from 2019 to 2021 and as General Manager, Global Product Development, Fulfillment Services at Amazon from 2016 to 2019. Ms. Sagripanti received a BA from the University of Notre Dame in 1987 and an MBA with concentrations in Marketing and Finance from the Stephen M. Ross School of Business at the University of Michigan in 1997.
Troy J. Shay has served as Chief Executive Officer of 1952 Ventures LLC, a newly created subsidiary which is designed to house new growth platforms for the Company, and Chief Growth Officer of the Company since December 1, 2021. Prior to this, he served as President and Chief Commercial Officer of the Company and previously Weber-Stephen Products LLC since July 2018. Prior to joining Weber, Mr. Shay served as President and Chief Customer Officer for the Appliance & Cookware division of Newell Brands from 2017 to 2018 and President of the U.S. business of Moen, Incorporated from 2016 to 2017. Before that, Mr. Shay was President of Jarden Home Brands, a division of Jarden Corporation, where he spent nine years holding a progression of sales, marketing and general management positions. Mr. Shay received a B.S. in Business Administration & Marketing from the University of Illinois, Urbana-Champaign in 1997 and an MBA with High Distinction from the University of Michigan’s Stephen M. Ross School of Business in 2013.
Beau Warren has served as President of Weber Americas since December 1, 2021. Prior to this, he served as Senior Vice President and General Manager of the U.S. Business of the Company and previously Weber-Stephen Products LLC since February 2019. Prior to joining the Company, Mr. Warren served as Vice President, Digital Commerce and Strategic Capabilities for Moen, Incorporated from 2015 to 2019. Mr. Warren received a BS in Mechanical Engineering from the United States Naval Academy in 1998 and an MBA with High Distinction from the Wharton School in 2006.
Steffen Hahn, PhD has served as President of Weber EMEA since December 1, 2021. Prior to this, he served as Senior Vice President - EMEA Commercial for the Company and previously Weber-Stephen Products LLC since March 2020. Prior to this, Dr. Hahn served as a management consultant at McKinsey & Company from 2013. Dr. Hahn received an M.Sc. in Production Management from Chalmers University of Technology in 2000, a Dipl.-Ing in Industrial Engineering from Technical University of Berlin in 2003, and a PhD in Consumer Behavior from University of St. Gallen, Switzerland in 2012.
Item 1A. Risk Factors
In addition to the other information included in this Annual Report on Form 10-K and in our other filings with the SEC, the following risk factors should be considered in evaluating our business and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to us and our business. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results.

These risks are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or results of operations.
Some of the more significant challenges and risks we face include the following:
•maintaining and strengthening our brand to generate and maintain ongoing demand for our products;
•our ability to execute our business objectives and growth strategies successfully, including our efforts to expand into new markets, or sustain our growth;
•the high degree of competition in the markets in which we operate;
•the impacts of both extreme weather events and unusual or poor weather patterns;
•seasonal and quarterly variations in our operating results;
•the sensitivity of our operating results to general economic conditions and levels of consumer discretionary spending;
•our reliance on information technology systems and proprietary software;
•our exposure to numerous international business risks due to our reliance on foreign suppliers and our global presence in international markets;
•our reliance on our own internal network of manufacturing and distribution facilities, including a small number of key geographical locations that constitute our principal manufacturing and distribution centers;
•disruptions in our supply chain and manufacturing and distribution channels;
•the impacts of tariffs and exchange rate fluctuations;
•fluctuations in the cost and availability of raw materials, equipment, labor, and transportation; and
•a significant portion of our sales are to large, multi-national retail partners and our business could be harmed if these retail partners cease to carry our current products, choose not to carry new products that we develop or cease operations altogether.
Our business depends on maintaining and strengthening our brand, as well as our reputation as a producer of high-quality goods, to maintain and generate ongoing demand for our products, and any harm to our brand could result in a significant reduction in such demand which could materially adversely affect our results of operations.
The “Weber” name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, design, performance, functionality and durability of our products, the image of our e-commerce platform and retail partner floor spaces, our communication activities, including advertising, social media and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality consumer experiences. We intend to continue making substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. We have previously marketed our products, in part, by associating our brand and products with activities rooted in passion for grilling and outdoor cooking. To sustain long-term growth, we must continue to successfully promote our products to consumers who identify with or engage in these activities, as well as to individuals who simply value products of outstanding quality and design.
Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, failure to protect the intellectual property rights in our brand and detrimental acts by third parties, including those who have obtained licenses to use the “Weber” name and trademarks in various capacities, including certain food products and food service companies, are potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Additionally, the growing use of social media increases the speed with which information and opinions can be shared and the speed with which a company’s reputation can be affected. If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about us, the products we offer, our customer experience, or any aspect of our brand, our business, sales and results of operations could be adversely impacted. Maintaining and enhancing our brand image in our current key markets, including the United States, Germany, Canada, Australia, the United Kingdom and France, and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, or if we fail to continue to successfully market and sell our products to our existing customers or expand our customer base, our growth strategy and results of operations could be harmed.

Additionally, independent third parties and consumers often review our products as well as those of our competitors. Perceptions of our offerings in the marketplace may be significantly influenced by these reviews, which are disseminated via various media, including the internet. If reviews of our products are negative, or less positive as compared to those of our competitors, our brand may be adversely affected and our results of operations materially harmed.
Our ability to understand consumers’ preferences and to timely identify, develop, manufacture, market and sell products that meet customer demand could significantly affect our business.
Our success is, in part, dependent on anticipating and appropriately reacting to changes in consumer preferences, including the shifting of consumer purchasing practices towards e-commerce, direct-to-consumer and other channels. Our success is also dependent on successful new product development undertaken in response to such changes, including in the outdoor cooking product space (e.g., our introduction of pellet cookers) and the digital space (e.g., our recent acquisition of June Life, a producer of smart ovens and developer of related software), as well related product launches and relaunches. Additionally, our success depends on consumers’ preferences regarding dining at home and consuming certain foods, including proteins. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key product categories and geographic regions, and our ability to successfully identify, develop, manufacture, market, and sell new or improved products to address these changing environments. If we are unable to timely identify and respond to changes in consumer preferences, or if our competitors are able to do so before us, our business may be materially adversely affected.
Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products and manage product inventory in an effective and efficient manner.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) a failure to accurately forecast consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact on consumer demand due to unseasonable weather conditions; (f) weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; (g) the uncertainties and logistical challenges that accompany operations on a global scale; and (h) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, civil unrest, riots or insurrections, public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics), including the severity and transmission rates of new variants, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.
Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margin. In addition, if we underestimate the demand for our products, our contract manufacturers or our manufacturing plants may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products, therefore impacting our ability to recognize revenue, generate lost sales, and cause damage to our reputation and relationships with our consumers, retailers and distributors.
Challenges in forecasting demand, which we have encountered during the COVID-19 pandemic, can also make it difficult to estimate future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products or manage product inventory in an effective and efficient manner could adversely impact our profitability or cause us not to achieve our expected financial results.
We may be unable to execute our business objectives and growth strategies successfully or sustain our growth, and as a result, our operating results may be adversely affected.
The highly competitive nature of our industry requires that we effectively execute and manage our business objectives and growth strategies. However, we may not be able to execute on these strategies as effectively as anticipated. Our ability to execute on these strategies depends on a number of factors, including, without limitation:
•whether we have adequate capital resources to expand our product offerings or manufacturing capacity, and to build out our digital and data ecosystem and capabilities globally;
•our ability to hire, train and retain skilled managers and personnel, including highly in-demand information technology professionals, product and software engineers and marketing and commercial specialists;

•our ability to successfully increase our market share globally and expand into additional international markets, including certain markets in EMEA, Asia-Pacific, and Latin America, and manage the challenges associated therewith;
•our ability to manage the financial and operational aspects of our Weber Stores and Weber Grill Academy growth strategy, including local retail operations;
•our ability to successfully increase sales through our direct-to-consumer channels, which depends, in part, on our ability to develop strong e-commerce initiatives with content-rich and user-friendly websites and digital experiences that may be country and region-specific, and that comply with all applicable laws in those respective countries and regions; and
•our ability to continue to upgrade and maintain our information systems, technology architecture, and other operating systems, to make safe and effective use of the data we collect through these systems to offer better products and services to our customers.
Our existing products and operating locations may not maintain their current levels of sales and profitability, and our growth strategies may not generate sales levels necessary to achieve profitability that is comparable to that of our existing products and locations. To the extent we are unable to execute on our growth strategies in accordance with our expectations, our sales growth would come primarily from the organic growth of existing product and service offerings.
The markets in which we compete are highly competitive, subject to pricing pressure and include numerous other brands and retailers that offer a wide variety of competitive products; if we fail to compete effectively, we could lose our market position.
The markets in which we compete are highly competitive. Numerous other brands and retailers offer a wide variety of products that compete with our grills and grilling accessories. Competition in these product markets is based on a number of factors including product quality, performance, durability, styling, brand image and recognition, and price. We believe that we have been able to compete successfully on the basis of our brand, superior design capabilities, product quality and durability, and innovative new product development, as well as on the breadth of our distribution channels, including independent specialty dealers, hardware and home improvement retailers, national and regional chains, online retailers and our growing direct-to-consumer channels. Our competitors may be able to develop and market higher-quality products that compete with our products, sell their products for lower prices, adapt to changes in consumers’ needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new product categories, we have faced, and will continue to face, different and, in some cases, more formidable competition. Some of our competitors and potential competitors have significant competitive advantages, including lower price points or stronger reputations in niche areas, more established relationships with a larger number of suppliers and manufacturing partners, greater brand recognition, more effective brand ambassador and endorsement relationships, greater financial strength, larger research and development teams, significant intellectual property portfolios, larger marketing budgets or more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced profit margins, or lost market share. Further, consolidation in the retail industry and changes in consumer preferences are factors which may exert additional pressure on pricing in the markets in which we compete. If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and compete effectively against our current or potential competitors, our prospects, results of operations, and financial condition could be harmed.
If our trademarks and trade names are not adequately protected, maintained and enforced, we may not be able to build and maintain name recognition in our markets of interest and our competitive position may be harmed.
Our applications for registration of trademarks in the U.S. and other countries may not be allowed for registration in a timely fashion or at all, and we may not be successful in the maintenance and enforcement of our existing registered trademarks. In addition, the registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of third-party marks. Further, opposition or cancellation proceedings may in the future be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In the event that our trademarks are subject to challenges, determinations or oppositions, or if our trademarks are otherwise infringed or diluted, we may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition.
Third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. Moreover, third parties may file first for similar or identical trademarks in certain countries. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and we could be forced to rebrand our products, which could result in loss of brand recognition, which could have a material adverse effect on our competitive position, business, financial condition, and results of operations.
Our results of operations are subject to significant fluctuations due to the impacts of both extreme weather events and unusual or poor weather patterns, which could cause a decrease in revenues and operating results.
Weather can be difficult to forecast far in advance. Variations in weather conditions across seasons and throughout the year may harm our quarterly results of operations. Extreme weather events, including, without limitation, hurricanes, tornados, floods, earthquakes and wildfires, and the effects thereof, may negatively impact our net sales, manufacturing operations or supply chain in the impacted regions. Additionally, unusual weather patterns, such as extended periods of unseasonably cold or hot temperatures, or heavier than normal precipitation levels during peak spring/summer months, could suppress consumer demand and negatively impact our net sales. We expect that weather will continue to affect our results of operations, sales and earnings.
Our results of operations are subject to seasonal and quarterly variations.
We expect our net sales to be highest in our second and third fiscal quarters, with the first fiscal quarter generating the lowest sales, as a result of our prevalence in Northern Hemisphere countries and higher grill purchase rates in late spring and summer. Our annual and quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of the introduction of and advertising for our new products and those of our competitors, changes in our product mix, and the shifting dynamics of distributor and retailer trade inventories in products viewed as seasonal in nature.
As a result of these seasonal and quarterly fluctuations, as well as the unpredictable nature of weather, we believe that comparisons of our operational results between different quarters within a single fiscal year, or across different fiscal years, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. In the event that any seasonal or quarterly fluctuations in our net sales and results of operations result in our failure to meet our forecasts or the forecasts of the research analysts that may cover us in the future, the market price of our common stock could fluctuate or decline.
Past growth may not be indicative of future growth.
Historically, we have experienced sales growth through organic market share gains, geographic expansion, technological innovation, new product offerings, increased demand for outdoor living products, including as a result of the COVID-19 pandemic, and acquisitions that have increased our size, scope, and geographic footprint. Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In the future, we may not be able to:
•acquire new customers, retain existing customers or grow or maintain our share of our current key markets, including the United States, Germany, Canada, Australia, the United Kingdom and France;
•penetrate new markets;
•identify and develop new products that meet the demand of rapidly evolving consumer expectations;
•generate sufficient cash flows to support expansion plans and general operating activities;
•obtain financing for our growth initiatives, including acquisitions;
•identify suitable acquisition candidates and successfully integrate acquired businesses;
•maintain favorable supplier and customer arrangements and relationships;
•maintain consumer satisfaction and retention; and
•identify and divest assets that do not continue to create value consistent with our objectives.
In addition, the COVID-19 pandemic could exacerbate these risks. If we are not able to manage these potential difficulties successfully in order to continue to compete in our markets and grow our business, our sales, overall financial condition, results of operations and cash flows could be adversely affected.
The COVID-19 pandemic and associated responses could adversely impact our business, operations, financial condition, results of operations or cash flows.
Our business, operations, financial condition, results of operations, or cash flows could be negatively impacted by the COVID-19 pandemic and associated responses in the future.

Early in the pandemic, some of our suppliers faced operational challenges due to regional lockdown or quarantine regulations, which resulted in some interruptions in the shipping of certain finished goods or components. This negatively affected our production capabilities in the second quarter of fiscal year 2020. In addition, our manufacturing plant in Huntley was closed for a three-week period during April 2020 until we demonstrated to the Illinois Department of Commerce and Economic Opportunity that Weber met the definition of an Essential Business and, more importantly, had established safety protocols that met or exceeded state regulations. During the third quarter of fiscal year 2020, we secured secondary sources of supply and added additional shifts at the Huntley facility such that we were able to return production to full capabilities. Continued restrictions and disruption across key elements of our supply chain, including logistics, the acquisition of raw materials and certain electronic components and labor availability, had an impact on our profitability. In fiscal year 2021, our supply chain and operations resumed “normal” operations. However, if the COVID-19 pandemic worsens, we could experience further supply chain disruptions or delays that could have a material impact on our business. Moreover, if additional shut-down orders are issued in the future due to the COVID-19 pandemic, our ability to operate as an Essential Business could be altered, depending on the language of such orders.
The COVID-19 pandemic caused a sustained global economic slowdown of varying durations across different industries, and it is possible that it could still cause a global recession. Deteriorating economic and political conditions caused by the COVID-19 pandemic, such as increased unemployment, decreased capital spending, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products. In addition, a prolonged or worsened COVID-19 pandemic could lead to the shutdown or material reduction of grill manufacturing, repair and replacement as well as a reduction in residential construction and remodeling activity, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we have experienced higher demand in our grill business as consumers sheltered in place and have spent more time at home as a result of the COVID-19 pandemic, such growth may not be sustainable and may not be repeated in future periods. Furthermore, even if growth in demand continues, we may not be able to meet that demand due to production and capacity challenges.
The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and hard to predict, including due to uncertainty surrounding severity and transmission rates of new variants and rate of public acceptance and efficacy of vaccines and other treatments. We may not be able respond to the impacts of the COVID-19 pandemic on a timely basis to prevent near- or long-term adverse impacts to our results of operations. Any negative impact on our business, financial condition, results of operations and cash flows cannot be reasonably estimated at this time, but the COVID-19 pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations and cash flows could be material.
Our net sales and profitability depend on the level of consumer spending for our products, which is sensitive to general economic conditions and other factors that affect global markets; during a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability, and financial condition.
Our products are discretionary items for consumers. Therefore, our business depends on the strength of the retail, commercial and industrial sectors of the economy in various parts of the world, and trends therein, primarily in North America, Europe and Australia/New Zealand, and to a lesser extent the rest of the Asia-Pacific region and Latin America. There are many factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable consumer income, consumer credit availability, unemployment and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling and high-quality products at appropriate price points. Consumer preferences may shift with regard to environmental, health or sustainability concerns, and as those concerns receive greater attention, consumers may shift demand away from gas, charcoal, or pellet fueled grills to other cooking alternatives. As global economic conditions continue to be volatile and economic uncertainty persists, trends in consumer discretionary spending may also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our premium products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than anticipated. A downturn in the individual economies in markets where we sell our products, particularly in the United States, Germany, Canada, Australia, the United Kingdom and France, may materially harm our sales, profitability, and financial condition. For example, the lasting adverse effects of COVID-19 across geographies could lead to a decline in discretionary spending by consumers, resulting in a reduction in demand for our products, and in turn may materially impact our sales, profitability and financial condition.

We face risks associated with our acquisitions, divestitures and other strategic activities.
From time to time, we make acquisitions, divestitures and other strategic investments and participate in joint ventures. We engage in such strategic transactions where we identify advantageous opportunities in connection with businesses, products, or technologies that we believe could complement or expand our business, enhance our capabilities, or otherwise offer growth opportunities. For example, we recently acquired both June Life, a producer of smart ovens and developer of related software, and substantially all of the assets of R. McDonald Co., the company that was formerly managing our operations in Australia and New Zealand as a contracted third party.
We may engage in the issuance of dilutive equity securities, the incurrence of debt or the use of cash to fund such transactions. These transactions, and other transactions that we have entered into or which we may enter into in the future, can involve significant challenges and risks, including that the transaction does not advance our business strategy or fails to produce a satisfactory return on our investment. We have encountered and may encounter difficulties in integrating acquisitions with our operations, undertaking post-acquisition restructuring activities, applying our internal control processes to these acquisitions, managing strategic investments, and in overseeing the operations, systems and controls of acquired companies. Integrating acquisitions, managing combined businesses and carving out divestitures are often expensive, may involve unanticipated costs or liabilities and may require significant attention from management. We may not realize the degree, or timing, of benefits or synergies we anticipate when we first enter into a transaction. Additionally, following such a transaction, we may struggle to retain our or an acquired business’ key employees.
While our evaluation of any potential transaction includes business, legal and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential loss contingencies of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities or costs associated with any quality issues with an acquisition target’s legacy products. In addition, certain liabilities may be retained by Weber when closing a facility, divesting an entity or selling physical assets, and such liabilities may be material. Further, there may be breaches of the representations or warranties or other violations of the contractual obligations required by the acquisition agreement of other parties to the acquisition transaction and any contractual remedies related thereto may not adequately protect or compensate us. A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could harm our results of operations.
A deterioration in labor relations could adversely impact our global business.
We are subject to separate collective bargaining agreements with certain labor unions in the United States, including with respect to employees in our Huntley, Illinois and Palatine, Illinois facilities, and works councils in Europe, as well as various other commitments regarding our workforce. We periodically negotiate with such unions and works councils representing our employees and may be subject to union campaigns, work stoppages and other potential labor disputes. At routine intervals, we renegotiate these collective bargaining agreements and may be unable to renew these collective bargaining agreements on the same or similar terms, or at all. Further, we may be subject to work stoppages at our suppliers or customers that are beyond our control. A deterioration in labor relations may have a material adverse effect on our business and financial condition.
We rely on information technology systems to support our business operations. A significant disruption or breach of our technological infrastructure, or the technological infrastructure of our vendors or others with which we do business or rely on, could adversely affect our financial condition and results of operations. Additionally, failure to maintain the security of proprietary, personal, sensitive or confidential information could damage our reputation and expose us to litigation.
Information technology supports several aspects of our business, including, among others, supply, pricing, customer service and communication, distribution and transportation, transaction processing, financial reporting, collections and cost management. In addition, we expect our reliance on information technology systems to increase as we continue to develop connected products, connected devices, and other consumer-facing technology solutions, such as our Weber Grills App, Weber Connect App, Weber iGrill App, Weber Connect Cloud Infrastructure and our websites. As a result, our ability to operate effectively on a day-to-day basis and accurately report our results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption and breakdown by fire, natural disaster, power loss, telecommunication failures, internet failures, security incidents, and other catastrophic events.
Advances in computer and software capabilities, encryption technology, and other discoveries increase the complexity of our technological environment, including how each interacts with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. The risk of system disruption is increased when significant system changes are undertaken. If we fail to timely integrate and update our information technology systems and processes, we may fail to realize the cost savings or operational benefits anticipated to be derived from these initiatives. We also may experience occasional system interruptions and delays that make our information technology systems unavailable or slow to respond, including the interaction of our information technology systems with those of third parties. A lack of sophistication or reliability of our information technology systems could adversely impact our operations and consumer service and could require major repairs, replacements or remodels, resulting in significant costs and foregone sales.
Cybersecurity threats, which include hackers, computer viruses, spyware, ransomware and malware, unauthorized attempts to access information, physical or electronic break-ins, phishing schemes, social engineering, denial of service attacks, human error or malfeasance, fraud or malice on the part of employees or third parties (including state-sponsored organizations with significant financial and technological resources), terrorism or acts of war, political protests and other electronic security breaches, are persistent and evolve quickly, and we have in the past and may in the future experience such cybersecurity attacks. Such threats have increased in frequency, scope, and potential impact in recent years because of the proliferation of new technologies and the increased number, sophistication and activities of perpetrators of cyberattacks. We and others are also subject to increased cybersecurity threats and potential breaches because of the increase in the number of individuals working from home as a result of the COVID-19 pandemic. Since the techniques used to obtain unauthorized access to or to sabotage information technology systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. The accidental or willful security breaches or other unauthorized access by third parties to our information technology systems or facilities, or those of our vendors and/or others with which we do business or rely on, or the existence of computer viruses in our or their data or software, and/or any other failure of our or their information technology systems could expose us to a risk of information loss, the misappropriation of proprietary, personal, sensitive and confidential information, work stoppages, disruptions, and/or the defective manufacture or defective design of our products, which could expose us to liability. Any theft, misuse, unauthorized or inadvertent disclosure, manipulation or destruction of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, indemnification obligations, regulatory investigations, fines or penalties, litigation or other claims by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have an adverse effect on our business, financial condition, results of operations, reputation, and relationships with our customers and suppliers. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities and defending against and resolving legal and regulatory claims, all of which could divert resources and the attention of our management and key personnel away from our business operations and adversely affect our business, financial condition and results of operations.
Risks Related to the Manufacturing, Supply and Distribution of Our Products
We depend on suppliers, including single-source suppliers and, in a few cases, sole-source suppliers, to consistently supply us with finished goods, raw materials and components for our products, and any failure to procure such finished goods, raw materials and components could have a material adverse effect on our business, product inventories, sales and profit margins. Additionally, if our independent suppliers and manufacturing partners do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations could be harmed.
We use a wide range of materials and components in the global production of our products, which come from numerous suppliers around the world. Our suppliers (and those they depend upon for materials and services) are subject to risks, including supplier plant shutdowns or slowdowns, labor disputes or constraints, union organizing activities, intellectual property claims, financial liquidity, information technology failures, inclement weather, natural disasters, significant public health and safety events, supply constraints, and general economic and political conditions that could limit their ability to provide us with materials. Insurance for certain disruptions may not be available, affordable or adequate. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks. Such disruption has in the past and could in the future interrupt our ability to manufacture certain products. Any significant disruption could negatively impact our financial statements.
While we have manufacturing and supply agreements with our most strategic and critical suppliers, with most of our suppliers, we place purchase orders on an as-needed basis. Because not all of our business arrangements provide for guaranteed supply and some key parts may be available only from a single supplier or a limited group of suppliers, we are subject to supply and pricing risk. Our suppliers could discontinue the manufacturing or supply of these components at any time. We carry safety stocks within our inventory, but do not carry a significant inventory of these components that could cover every potential supply constraint. Our suppliers may not be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us. We might not be able to identify and obtain additional or replacement suppliers for any of these components quickly or at all or without incurring significant additional costs. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all. In addition, we rely on single-source suppliers for certain types of parts in our products, and, in a few cases, on sole-source suppliers. A single-source supplier is a supplier from which we make all purchases of a particular component used in our products even though other suppliers of the component exist. A sole-source supplier is a supplier from which we make all purchases of a particular component used in our product, and the supplier is the only source of that particular component in the market. Establishing additional or replacement suppliers for any of these materials or components, if required, or any supply interruption from our suppliers, could limit our ability to manufacture our products, result in production delays and increased costs and adversely affect our ability to deliver products to our customers on a timely basis or at all. If we are not able to identify alternate sources of supply for the components, we might need to modify our product to use substitute components, which could cause delays in shipments, increase design and manufacturing costs and increase prices for our products. Any such modified product might not be as effective as the predecessor product or might not gain market acceptance. This could lead to customer or consumer dissatisfaction and damage to our reputation and could materially and adversely affect our business, product inventories, sales and profit margins.
Additionally, our reputation and our consumers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retail partners’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and retail partners and cannot guarantee their compliance with ethical and lawful business practices. Additionally, our internal audits of our suppliers, manufacturers, and retail partners may not uncover all instances of noncompliance with such practices and our own stringent policies and standards. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.
Because we rely on foreign suppliers and we sell products in foreign markets, we are susceptible to numerous international business risks that could increase our costs or disrupt the supply of our products.
Our international operations subject us to risks, including:
•economic and political instability, including international conflicts, acts of terrorism, war and the threat thereof;
•fluctuations in the currency exchange rates;
•restrictive actions by foreign governments, including those with respect to tariffs or trade policies;
•changes in tariffs, import duties or import or export restrictions;
•required compliance with anti-corruptions laws, including the Foreign Corrupt Practices Act, which may require extensive measures in certain markets;
•timely shipping of product and unloading of product, including the timely rail/truck delivery to our warehouses and/or a customer’s warehouse of our products;
•impacts of extreme weather events or trends that are more prevalent in particular geographic regions;
•opportunity costs and reputational damage related to the presence of counterfeit versions of the Company’s products in such foreign markets;
•greater difficulty enforcing intellectual property rights and weaker laws protecting intellectual property rights;
•complications in complying with the laws and policies of the United States affecting the importation of goods, including tariffs, duties, quotas and taxes;
•required compliance with U.S. laws that impact the Company’s operations in foreign jurisdictions that do not impact local operating companies; and
•complications in complying with trade laws, embargoes and economic sanctions, foreign tax laws and other regulatory standards and requirements.

Further, the impact of the decision of the United Kingdom to withdraw from the European Union may cause the value of several European currencies, including the euro, to fluctuate, which may adversely affect our non-U.S. dollar sales and earnings. The emergence of any other international geopolitical or trade disputes could exacerbate the various risks that our international presence makes us susceptible to. As we are developing manufacturing operations in Poland, a significant disruption of the political or financial systems there could put these manufacturing operations at risk, which could ultimately adversely affect our profitability or operating results.
In addition to suppliers, we rely on our own production and manufacturing facilities; if we fail to timely and effectively obtain shipments of products from our manufacturing facilities and deliver products to our retail partners and customers, our business and results of operations could be harmed.
Our business depends on our ability to source raw material and components, manufacture our finished goods and distribute products in a timely manner. However, we cannot control all of the factors that might affect the timely and effective procurement of such raw material and components from our third-party suppliers, manufacture of our finished goods and the delivery of our products to our retail partners and customers.
Globally, we operate 23 distribution facilities in our key markets and supplement our distribution network by engaging distribution partners in certain markets, particularly in EMEA and Asia-Pacific. Certain of our facilities play key roles in our distribution network. Specifically, we operate in a leased warehouse located in Huntley, Illinois which we have referred to as our Global Distribution Center (“GDC”). This facility distributes our products to Weber affiliates worldwide but is most critical to the direct distribution of our products to our customers located in the United States, Canada and Mexico. We recently opened an additional manufacturing and distribution center in Zabrze, Poland which we expect will serve a critical role in our operations in EMEA, similar to the role the GDC plays in our service of the U.S., Canadian and Mexican markets. Our reliance on a small number of key geographical locations for our principal manufacturing and distribution centers makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health issues such as the current COVID-19 pandemic (or other future pandemics or epidemics), and other unforeseen events that could delay or impair our ability to manufacture our finished goods, fulfill retailer orders and/or ship merchandise, which could harm our sales and results of operations.
We import certain raw materials and components, and we are also vulnerable to risks associated with manufacturing abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; (b) foreign currency fluctuations; (c) the effects of international and regional geopolitical dynamics, instability and conflicts; and (d) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. Failure to procure our inputs from our third-party suppliers and manufacture and deliver merchandise to our retail partners and direct-to-consumer channels in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business. Further, the opening and start-up of operating our Zabrze facility is a large undertaking and we have not, in the recent past, opened a new facility of this scale. Any delays in the integration of the Zabrze facility, cost overruns with respect to transitioning a significant portion of our regional operations from a model in which we contracted with third-party manufacturers and distributors to one in which such operations are conducted in-house in Zabrze, could materially increase our cost of goods sold and similarly reduce our gross margins and harm our business.
As current tariffs are implemented, or if additional tariffs or other restrictions are placed on foreign imports or any related countermeasures are taken by other countries, our business and results of operations could be harmed.
Recently, the United States has put in place higher tariffs and other trade restrictions and signaled that it may additionally alter trade agreements and terms between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. In addition, China, the European Union, Canada, and Mexico, among others, have either threatened or put into place retaliatory tariffs of their own. It is unknown whether and to what extent new tariffs (or other new restrictive laws or regulations) will be adopted in the future and it is unclear to what extent the Biden Administration will work to reverse such measures in the future or pursue similar policy initiatives with China and other countries. As announced tariffs are implemented, or additional tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the United States, or any related countermeasures are taken by other countries, our business and results of operations may be materially harmed. Additionally, tariffs on foreign imports of raw materials and components for our products may cause domestic U.S. suppliers to opportunistically take price increases, which may impact our profitability.
Current and additional tariffs have the potential to significantly raise the absolute and relative cost of our products compared with those of our competitors, particularly our finished goods and certain components. Additionally, disparities in the application of tariffs across product categories and based upon the location of manufacturing operations could place us at a competitive disadvantage and detrimentally affect or business and results of operations. For example, differing tariff regimes may be applied across product categories and depending on whether (a) finished goods are imported from abroad or (b) raw materials and components are domestically assembled into finished goods. In such cases, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may place us at a competitive disadvantage, result in the loss of customers, negatively impact our results of operations or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.
Exchange rate fluctuations could adversely affect our financial condition, results of operations and cash flows.
We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We conduct business in various locations throughout the world and are subject to market risk due to changes in value of foreign currencies in relation to our reporting currency, the U.S. dollar. Periodically, we use derivative financial instruments to manage these risks. The functional currencies of our foreign operating locations are generally the local currency in the country. We manage these operating activities at the local level and net sales, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. Furthermore, the sales of inventory between U.S. and foreign locations are often denominated in currencies other than the U.S. dollar, which generates additional risk. While we engage in hedging activities in order to mitigate our exposure, we may incur costs in connection with such activities and we may not be successful in hedging our exposure.
The Company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables, trade payables, and net sales denominated in currencies other than the U.S. dollar. For Fiscal Year 2021, approximately 51% of our net sales were denominated in a currency other than our functional U.S. dollar currency. These sales were primarily transacted in euros, Australian dollars, Canadian dollars and British pounds. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. To hedge against this risk, we enter into foreign currency forward exchange contracts to protect our U.S. trade receivable positions with our foreign operations.
We expect that the amount of our sales denominated in non-dollar currencies may increase in future periods. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”
Additionally, because our consolidated financial results are reported in U.S. dollars, the translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings in our financial statements, which also affects the comparability of our results of operations and cash flows between financial periods. Further, currency fluctuations may negatively impact our debt service requirements, which are primarily in U.S. dollars.
Fluctuations in the cost and availability of raw materials, equipment, labor and transportation could cause manufacturing delays or increase our costs.
The price and availability of key raw materials and components used to manufacture our products, including aluminum ingot, carbon steel, enameling iron, stainless steel, certain plastic materials, certain electronic components and various engineered coating materials as well as manufacturing equipment and molds, may fluctuate significantly. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, currency fluctuations, and global demand trends. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.

A significant portion of our sales are to large, multi-national retail partners. If these retail partners cease to carry our current products, choose not to carry new products that we develop or cease operations altogether, our brand as well as our results of operations and financial condition could be harmed. Additionally, we depend on these retail partners to display and present our products to consumers, and our failure to maintain and further develop our relationships with our retail partners could harm our business.
For fiscal years 2021 and 2020, a significant portion of our net sales were made to large, multi-national retail partners. For fiscal years 2021 and 2020, our top national retail partner accounted for approximately 14% and 16% of our net sales, respectively. Our retail partners service consumers by stocking and displaying our products, explaining our product attributes, and sharing our brand story. Our relationships with these retail partners are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain these relationships with our retail partners or financial difficulties experienced by these retail partners could harm our business. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our retail partners, and orders received from these retail partners are cancelable. Factors that could affect our ability to maintain or expand our sales to these retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our key retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain floor space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with key retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners’ payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics).
We cannot assure you that our current retail partners will continue to carry our current products, carry any new products that we develop or continue to operate. And if we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations. If these risks occur, they could harm our brand of operations and financial condition. In addition, store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. The foregoing would be expected to have a material adverse effect on our business and financial condition.
Product manufacturing disruptions, at our own facilities and those of our suppliers, including as a result of catastrophic and other events beyond our control, could cause us to be unable to meet customer demands or increase our costs.
If operations at any of our manufacturing facilities, or the facilities of our supply chain partners, were to be disrupted as a result of significant equipment failures, natural or man-made disasters, earthquakes, power outages, fires, explosions, terrorism, adverse or extreme weather conditions, labor disputes, public health epidemics or other catastrophic events or events outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. In addition, these types of events may negatively impact residential, commercial and industrial spending in impacted regions or, depending on the severity, globally. As a result, any of such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Interruptions in production, in particular at our manufacturing facilities, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders. While we maintain property damage insurance, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Disruptions in our supply chain and other logistical factors affecting the distribution of our merchandise could adversely impact our business.
A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation. Such disruptions may result from damage or destruction to our distribution or fulfillment centers; weather-related events; natural disasters; international trade disputes or trade policy changes or restrictions; tariffs or import-related taxes; third-party strikes, lock-outs, work stoppages or slowdowns; shortages of supply chain labor, including truck drivers; shipping capacity constraints, including shortages of related equipment; third-party contract disputes; supply or shipping interruptions or costs, including the blockage of key shipping channels; military conflicts; acts of terrorism; public health issues, including pandemics or quarantines (such as the COVID-19 pandemic) and related shutdowns, reopenings, or other actions by the government; civil unrest; or other factors beyond our control. As a result of these disruptions, we have in the past chosen, and may choose in the future, to arrange for additional quantities of affected products, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins.
We also rely on the timely and free flow of goods through open and operational ports from our suppliers. Labor disputes or disruptions at ports, our common carriers, or our suppliers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or canceled orders, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition. In recent years, global ports, particularly those located on the West Coast of the U.S., China and certain European locations, have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which have been further exacerbated by the pandemic.
Disruptions to our supply or distribution chains due to any of the factors listed above could negatively impact our financial performance or financial condition.
Insolvency, credit problems or other financial difficulties that could confront our customers and retail partners could expose us to financial risk.
We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, the majority of our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our customers and retail partners could expose us to financial risk. These actions could expose us to risks, including increases in our bad debt expense, if they are unable to pay for the products they purchase from us. Financial difficulties of our customers and retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. For example, the COVID-19 pandemic caused public health officials to recommend precautions to mitigate the spread of the virus that resulted in widespread temporary store closures or reduced store hours for our retail partners during the second and third fiscal quarters of 2020. Significant uncertainty about the ultimate duration and severity of the spread of COVID-19, uncertainties regarding consumer willingness to visit retail stores during the COVID-19 pandemic and in the future, and the overall economic impact of COVID-19 and the related impact on consumer confidence and spending may lead to a material reduction in sales of our products by our retail partners. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our customers and retail partners, could harm our business, results of operations, and financial condition.
Conflicts with our channel and distribution partners could harm our business and operating results.
Our increasing focus on direct-to-consumer channels could cause one or more of our traditional retailer partners to de-emphasize our brand, causing a potential reduction in product sales from that partner. Retailer partners may perceive themselves to be at a disadvantage relative to content quality or online shopping convenience. Due to these and other factors, conflicts in our sales channels could arise and cause channel partners to divert resources away from the promotion and sale of our products. Any of these situations could adversely impact our business and results of operations.
We are subject to risks related to online payment methods.
We currently accept payments for purchases through our website and mobile apps using a variety of methods, including credit cards, debit cards, gift cards and Affirm, a third-party provider of financing for consumer purchases. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud, and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. As a merchant that accepts debit and credit cards for payment, we are subject to the Payment Card Industry (“PCI”) Data Security Standard (“PCI DSS”), issued by the PCI Security Standards Council. PCI DSS contains a set of requirements designed to ensure that companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. Because we accept debit and credit cards for payment, we are also subject to the data encryption standards and payment network security operating guidelines of the American National Standards Institute. Additionally, the Fair and Accurate Credit Transactions Act requires systems that print payment card receipts to employ personal account number truncation so that the consumer’s full account number is not viewable on the slip. Failure to be PCI compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us.

Further, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. In the future, as we offer new payment options to consumers, including offering integrated emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements, and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines, investigations, legal proceedings, or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations could be materially and adversely affected.
Social media platforms present risks and challenges that could cause damage to our brand and reputation as well as to our results of operations.
Social media platforms present risks and challenges that have resulted, and may in the future result, in damage to our brand and reputation, and could materially impact our results of operations. As social media platforms have grown in size and popularity, we have received, and may continue to receive, a high degree of coverage that is published or otherwise disseminated by third parties via such platforms, as well as via blogs, articles, message boards, forums and other media. The considerable expansion in the use of social media platforms over recent years has increased the volume of, and speed at which, negative publicity arising from certain events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such coverage. Such negative or inaccurate posts or comments about us or our products on social media platforms could damage our reputation, brand image and goodwill, and we could lose the confidence of our customers and partners, regardless of whether such information is true and regardless of any number of measures we may take to address them.
This social media coverage includes coverage that is not attributable to statements made by our officers or associates. Information provided by third parties, including by individuals or entities that are self-described grilling “experts” or that make use of our trademarks without permission, may not be reliable or accurate and could materially impact our brand, reputation and results of operations. There is also the potential that bad actors with interests that conflict with ours could disingenuously post negatively or critically about us on social media for their own benefit, an action for which we have little recourse. Our policies and procedures regarding social media have not always been, and may not in the future be effective in preventing the inappropriate use of social media platforms, including blogs, social media websites, unofficial user groups, and other forms of internet-based communications, and the related spread of misinformation or unauthorized display of our trademarks by third parties thereon.
Our brand could be harmed if we are unable to correct misinformation, or if our public image were to be tarnished by negative publicity, including through social media or other communications from our community. Unfavorable publicity about us, including our products, technology, personnel and suppliers, could diminish confidence in, and the use of, our products. Such negative publicity also could adversely affect the size, engagement, activity and loyalty of our customer base or the effectiveness of word-of-mouth marketing, and result in decreased revenue, or require us to expend additional funds for marketing efforts, which could adversely affect our business, financial condition and results of operations.
Risks Related to Government Regulation, Litigation and Intellectual Property Matters
We may be negatively impacted by litigation and other claims, including intellectual property, product liability or warranty claims, and health and safety concerns, including product recalls, could negatively impact our sales and expose us to litigation.
We have been, and in the future may be, made a party to litigation arising in the ordinary course of our business, including those relating to commercial or contractual disputes with suppliers, customers or parties to acquisitions and divestitures, intellectual property matters, product liability, the use or installation of our products, consumer matters, employment and labor matters, and environmental, health and safety matters, including claims based on alleged exposure to asbestos-containing product components. The outcome of such legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. In addition, we have agreed to provide indemnification in connection with prior acquisitions or dispositions for certain of these matters, and we cannot assure you that material indemnification claims will not be brought against us in the future.
Product quality issues could negatively impact consumer confidence in our brands and our business. If our products do not meet applicable safety standards or grill owners’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial, and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns could expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities.
We have in the past and may in the future implement a voluntarily recall or market withdrawal or may be required to do so by a regulatory authority. A recall or market withdrawal of one of our products would be costly and would divert management resources. A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products because of confusion concerning the scope of the recall or withdrawal, or because of the damage to our reputation for quality and safety.
In addition, if our products are, or are alleged to be, defectively designed, manufactured or labeled, contain, or are alleged to contain, defective components or components containing hazardous materials, such as asbestos, or are misused, we may become subject to costly litigation initiated by grill owners. For example, in the past, we have been subject to litigation arising from fires and other thermal events which occurred in connection with our products, due to consumer misuse, incorrect third-party assembly, improper maintenance and faulty propane tanks as well as other causes. This risk is inherent as our products are designed to be used in connection with highly flammable and volatile fuels. In addition to the reputational effects that fire and thermal events may cause due to the negative publicity that these events may receive on social media, product liability claims themselves could harm our reputation, divert management’s attention from our core business, be expensive to defend, and may result in sizable damage awards against us. Although we maintain product liability insurance, we may not have sufficient insurance coverage for future product liability claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation, significantly increase our expenses, and reduce product sales. Product liability claims could cause us to incur significant legal fees, and deductibles and claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and operating results. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain acceptance of our products or to expand our business.
If we are unable to obtain, maintain, and enforce intellectual property protection for our products or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize products substantially similar to ours, and our ability to successfully commercialize our products may be compromised.
Our business and our ability to compete effectively depend on our ability to obtain, maintain, protect and enforce our intellectual property rights, confidential information and know-how. We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws in the U.S. and similar laws in other countries, as well as confidentiality procedures, cybersecurity practices and contractual provisions and restrictions, to protect the intellectual property rights and other proprietary rights relating to our products and proprietary technology. Despite our efforts to obtain, maintain, protect and enforce our intellectual property rights and other proprietary rights, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors or other third parties from copying, reverse engineering, accessing or otherwise obtaining and using our technology, intellectual property rights or other proprietary rights or products without our permission. Further, there can be no assurance that our competitors will not independently develop products that are substantially equivalent or superior to our products or design around our intellectual property rights and other proprietary rights. In each case, our ability to compete could be significantly impaired.
We may, over time, increase our investment in protecting our intellectual property rights through additional trademark, patent, copyright and other intellectual property filings, which could be expensive and time-consuming. We may not be able to obtain registered intellectual property protection for our products and even if we are successful in obtaining effective patent, trademark, trade secret and copyright protection, it is expensive to maintain these rights in terms of application and maintenance costs, and the time and costs required to defend our rights could be substantial. Moreover, our failure to develop and properly manage new intellectual property rights could hurt our market position and business opportunities. Furthermore, recent changes to U.S. intellectual property laws may jeopardize the enforceability and validity of our intellectual property portfolio and harm our ability to obtain patent protection of some of our unique business methods.
In addition, these measures may not be sufficient to offer us meaningful protection or provide us with any competitive advantages. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. Additionally, effective intellectual property protection may not be available in every country in which we offer our products and services, and the laws of certain non-U.S. countries where we do business or may do business in the future may not recognize intellectual property rights or protect them to the same extent as do the laws of the U.S. Moreover, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. If we are unable to adequately protect our intellectual property rights and other proprietary rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use products and technologies that are substantially the same as ours to compete with us without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, misappropriated or violated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or to otherwise provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of some of our offerings or other competitive harm.
We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.
Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our intellectual property rights. Monitoring unauthorized use of our intellectual property rights is difficult and costly. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property rights. However, the steps we have taken to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation or violation of our intellectual property rights. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products and services.
We are, and may in the future become, involved in lawsuits to protect or enforce our intellectual property rights. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology or products at issue on grounds that our intellectual property rights do not cover the technology or products in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property rights are invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. The outcome in any such lawsuits are unpredictable. Even if resolved in our favor, such lawsuits may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. We may not have sufficient financial or other resources to conduct any such litigation or proceedings adequately, and some of our counterparties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial effect on the price of our common stock. Moreover, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.
Sales of counterfeit versions of our products, as well as unauthorized sales of our products, may adversely affect our reputation, business, financial condition, results of operations and cash flows.
Our products, including our grills and grilling accessories, have and may continue to become subject to competition from counterfeit products, which are products sold under the same or very similar brand names and/or having a similar appearance to genuine products, but which are sold without proper licenses or approvals. Because a portion of our products are manufactured overseas in countries where counterfeiting is more prevalent and our intellectual property rights may not be as adequately protected as they are in the U.S., and we intend to increase our sales internationally over the long term, we may experience increased counterfeiting of our products. Increased counterfeiting has also resulted from the proliferation of internet-based marketplaces through which third parties can, with relative ease, sell and distribute imitation products. Such counterfeit products divert sales from genuine products, often are of lower cost and quality, may pose safety risks, and have the potential to damage the reputation for quality and effectiveness of our genuine products. Illegal sales of counterfeit products could have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, if illegal sales of counterfeit products result in adverse product liability or negative consumer experiences, we may be associated with negative publicity resulting from such incidents. Although we seek to monitor the existence of counterfeit products and initiate actions to remove them from sale, we may not be able to prevent third parties from manufacturing, selling or purporting to sell counterfeit products competing with our products. Such sales of counterfeit products may also be occurring without our knowledge. The existence and any increase in production or sales of counterfeit products or unauthorized sales could negatively impact our sales, brand reputation, business, financial condition, results of operations and cash flows.

Any claim of infringement, misappropriation or violation of another party’s intellectual property rights could cause us to incur significant costs and to cease the commercialization of our products and services, which could have a material and adverse effect on our business, financial condition and results of operations.
In recent years, there has been significant litigation in the U.S. involving intellectual property rights. Companies in the outdoor cooking industry are increasingly bringing and becoming subject to lawsuits alleging infringement, misappropriation or violation of intellectual property rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications or other intellectual property rights, which could be related to our business. These risks have been amplified by the increase in patent holding companies and other third parties, commonly referred to as non-practicing entities, that seek to monetize patents they have purchased or otherwise obtained and whose sole or primary business is to assert such claims. Regardless of the merits of any other intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim or the above-referenced review could harm our business. We expect that we may receive in the future notices that claim we or our partners, customers, or other third parties using our products and services have infringed, misappropriated, misused or otherwise violated other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Any future litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand, harm our ability to compete in the marketplace and substantially harm our business.
If any of our technologies, products or services are found to infringe, misappropriate or violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing or using such technologies, products or services. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies or products licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease the commercialization or use of the violating technology, products or services. Accordingly, we may be forced to design around such violated intellectual property rights, which may be expensive, time-consuming or infeasible. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could similarly harm our business. If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation or violation claims against us, such payments, costs or actions could have a material adverse effect on our competitive position, business, financial condition, and results of operations.
Additionally, in certain of our agreements with customers and other third parties, we have indemnification obligations for losses related to, among other things, claims by third parties of intellectual property infringement, misappropriation or other violation. Such customers or other third parties may in the future require us to indemnify them for such infringement, misappropriation or violation, breach of confidentiality or violation of applicable law, among other things. Although we normally seek to contractually limit our liability with respect to such obligations, some of these indemnity agreements may provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Any legal claims from customers or other third parties could result in substantial liabilities, reputational harm, or the delay or loss of market acceptance of our products, and could have adverse effects on our relationships with such customers and other third parties.
If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new products in the future.
In the future, we may identify additional third-party intellectual property rights we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and other well-established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be nonexclusive, which could give our competitors access to the same intellectual property rights licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable, our business, financial condition, and results of operations could be materially and adversely affected. Moreover, we could encounter delays in the introduction of tests while we attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, which could have a material adverse effect on our competitive position, business, financial condition and results of operations.
We may not be able to enforce our intellectual property rights throughout the world.
We may be required to protect our proprietary technology in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location due to costs, complexities or other reasons. Filing, prosecuting, maintaining, defending, and enforcing patents and other intellectual property rights on our products, services and technologies in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection or other intellectual property rights to develop their own products and services and, further, may export otherwise infringing, misappropriating or violating products and services to territories where we have patent or other intellectual property protection but enforcement is not as strong as that in the U.S. These products and services may compete with our products and services, and our intellectual property rights may not be effective or sufficient to prevent them from competing.
In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the U.S. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the U.S. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property protection. This could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property rights. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.
If we are unable to protect the confidentiality of our trade secrets, our business, financial condition, results of operations and competitive position would be harmed.
We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. With respect to our products, we consider trade secrets and know-how to be one of our primary sources of intellectual property rights. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as certain of our employees, corporate collaborators, outside contractors, consultants, advisors, and other third parties, but we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary or confidential information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, it could have a material adverse effect on our competitive position, business, financial condition and results of operations.
We may be subject to claims that our employees, consultants, advisors or independent contractors have wrongfully used or disclosed alleged trade secrets or other confidential information of their current or former employers or other third parties or claims asserting ownership of what we regard as our own intellectual property or proprietary rights.
Many of our employees, consultants, advisors and independent contractors are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, advisors and independent contractors do not use the confidential or proprietary information, trade secrets or know-how of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, improperly used or disclosed intellectual property rights, confidential or proprietary information, trade secrets or know-how, of any such individual’s current or former employer or other third party. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our products. We may also be subject to claims that former employees, consultants, independent contractors or other third parties have an ownership interest in our intellectual property rights. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
In addition, while it is our policy to require certain of our employees, suppliers, consultants, advisors and independent contractors who may be involved in the conception or development of intellectual property rights to execute agreements assigning such intellectual property rights to us, we cannot guarantee that we have entered into such agreements with each party that may have developed intellectual property rights for us. Individuals involved in the development of intellectual property rights for us may make adverse ownership claims to our current and future intellectual property rights. The assignment of intellectual property rights in agreements entered into by individuals involved in the development of intellectual property rights for us may not be self-executing, or the assignment agreements otherwise may be insufficient or breached, and we may not be able to obtain adequate remedies for such breaches. We may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property rights. Additionally, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property rights owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.
Some of our products and services contain open source software, which may pose particular risks to our proprietary software, products and services in a manner that could have a material and adverse effect on our business, financial condition and results of operations.
We use open source software in connection with our products and services and anticipate using open source software in the future. Some open source software licenses require users who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide, or distribute the products or services related to, the open source software subject to those licenses. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, any open source software or derivative works that we have developed using such software, which could include proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can recode or reengineer such source code in a manner that avoids infringement. This reengineering process could require us to expend significant additional research and development resources, and we may not be able to complete the reengineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protection regarding infringement claims or the quality of the code. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business.
Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary applications, including our Weber Apps, cloud infrastructure, websites or other systems from operating properly. If our proprietary mobile applications do not function reliably or fail to achieve member or customer expectations in terms of performance, we may lose or fail to grow member usage and customers could assert liability claims against us. This could damage our reputation and impair our ability to attract or maintain relationships with customers and other third parties.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.
We license certain intellectual property rights, including technologies, data, content and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property rights or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize future products and services. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies are licensed to us on a nonexclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property rights that have not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property rights or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property rights or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, and results of operations.
Our collection, use, storage, transmission, disclosure and processing of personal information is subject to federal, state and international privacy and security regulations, and our failure to comply with those regulations or to adequately secure such information could result in significant liability or reputational harm and, in turn, substantial harm to our customer base and revenue.
In operating our business and providing products and services to customers, we collect, use, store, transmit, disclose and otherwise process sensitive employee and customer data, including personal information, in and across multiple jurisdictions, including, at times, across national borders. As a result, we are subject to a variety of laws and regulations in the U.S., Europe, the United Kingdom and around the world, as well as contractual obligations, regarding data privacy, security and protection. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries and other parties with which we have commercial relationships.
Personal privacy, information security and data protection are significant issues in the United States and globally. The regulatory framework governing the collection, use, storage, transmission, disclosure and processing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. The occurrence of unanticipated events and development of evolving technologies often rapidly drives the adoption of legislation or regulations affecting the use, collection or other processing of data and manner in which we conduct our business. We publicly post documentation regarding our practices concerning the collection, use, storage, transmission, disclosure and processing of data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer protection-related laws, regulations, orders or industry standards in one or more jurisdictions could expose us to costly litigation, investigations, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices, which could materially and adversely affect our business, financial condition and results of operations.
We expect that there will continue to be new proposed and adopted laws, regulations and industry standards concerning privacy, data protection and information security in the U.S. and other jurisdictions in which we operate. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and

which, among other things, requires companies covered by the legislation to provide new disclosures to California residents and afford such residents new rights of access and deletion for personal information, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of specified personal information of California residents. Additionally, a new California ballot initiative, the California Privacy Rights Act (“CPRA”) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Certain other state laws impose similar privacy obligations and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Nevada, New Hampshire, Washington, Illinois and Nebraska, as well as in Virginia, which signed such legislation, the Virginia Consumer Data Protection Act (“VCDPA”), into law on March 2, 2021 with an effective date of January 1, 2023. In addition, on July 8, 2021, Colorado enacted the Colorado Privacy Act (the "CoPA"), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA). The CoPA is set to take effect on July 1, 2023. The VCDPA, CoPA and such other proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Internationally, many jurisdictions have established their own data security and privacy legal framework with which we or our customers may need to comply, including, but not limited to, the European Union, or EU. The EU’s data protection landscape is constantly changing and subject to differing interpretations, resulting in possible significant operational costs for internal compliance and risk to our business. For example, the EU has adopted the General Data Protection Regulation, or the GDPR, which went into effect in May of 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the EU and European Economic Area, including robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR has also increased the scrutiny of transfers of personal data to the U.S. and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. The efficacy and longevity of current transfer mechanisms to the U.S. remain uncertain. For example, in 2016, the EU and U.S. agreed to a transfer framework for data transferred to the U.S., called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Due to this evolving regulatory guidance, we may need to invest in additional technical, legal and organizational safeguards in the future to avoid disruptions to data flows within our business and to and from our customers and service providers. Furthermore, this uncertainty, and its eventual resolution, may increase our costs of compliance, impede our ability to transfer data and conduct our business, and harm our business or results of operations.
Because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.
Following the United Kingdom’s withdrawal from the EU on January 31, 2020 and the end of the transitional period on December 31, 2020, the United Kingdom introduced the UK General Data Protection Regulation, which currently makes the privacy regimes of the EU and United Kingdom parallel in nature, though it is possible either the EU or the United Kingdom could elect to change its approach and create differences in legal requirements and regulation. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example, with respect to the role of the United Kingdom’s Information Commissioner’s Office and the possibility of increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and the European Economic Area.
We cannot yet fully determine the long-term impact these or future laws, rules and regulations may have on our business or operations. Any such laws, rules and regulations may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of various types of information, including financial information and other personal information, and may cause us to become bound by, or to voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business. As we expand our customer base, these requirements may vary from customer to customer, further increasing the cost of compliance and doing business.
If we fail to comply with anti-corruption or economic sanction regulations, we could be subject to substantial fines or other penalties.
Some of the countries where we operate or where our products are sold may not have as strong a commitment to anti-corruption and ethical behavior that is required by U.S. laws or by our corporate policies. Any violation of the Foreign Corrupt Practices Act (“FCPA”) or any similar anti-corruption law or regulation could result in substantial fines, sanctions or civil and/or criminal penalties, debarment from business dealings with certain governments or government agencies or restrictions on the marketing of our products in certain countries, which could harm our business, financial condition or results of operations. If these anti-corruption laws or our internal policies were to be violated, our reputation and operations could also be substantially harmed. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Additionally, the U.S. Department of the Treasury’s Office of Foreign Assets Control and other relevant agencies of the U.S. government administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, from conducting activities, transacting business with or making investments in certain countries, or with governments, entities and individuals subject to U.S. economic sanctions. Similar economic sanctions are imposed by the European Union and other jurisdictions. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities and individuals and are constantly changing. Penalties for noncompliance with these complex laws and regulations can be significant and include substantial fines, sanctions or civil and/or criminal penalties and violations can result in adverse publicity, which could harm our business, financial condition or results of operations.
We are subject to environmental, health and safety and consumer product laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future.
Our properties and operations are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination, employee health and safety and the chemical content of products. We expect to continue to incur costs to comply with these laws and regulations. If we fail to comply with these laws and regulations, we could incur substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to conduct or fund remedial or corrective measures, install pollution control equipment or perform other actions. We may also be subject to joint and several liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, or at sites at which waste we generated was disposed, even if the contamination was not caused by us or was legal at the time it occurred. We may face claims alleging harm to health or property or natural resource damages arising out of contamination or exposure to hazardous substances.
As a distributor of consumer products, certain of our products are subject to the U.S. Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous, and to similar laws in other jurisdictions. We are regularly subject to inquiries from regulators about product safety in the United States and in other countries. Under certain circumstances, the CPSC or other regulators could require us to repair, replace or refund the purchase price of one or more of our products, or potentially even discontinue entire product lines. We also may voluntarily take such action within strictures recommended by the CPSC or other regulators. The CPSC and other regulators also can impose fines or penalties on a manufacturer for noncompliance with its requirements. Furthermore, failure to timely notify the CPSC or other regulators of a potential safety hazard can result in significant fines being assessed. Any repurchases or recalls of our products or an imposition of fines or penalties could be costly to us and could damage the reputation or the value of our brands. Additionally, other laws regulating certain consumer products exist in certain states, as well as in other countries in which we sell our products.
In addition, future developments such as new and more restrictive, or changes to existing, environmental, health or safety laws and regulations, more aggressive enforcement of existing laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have an adverse effect on our business, financial condition, and results of operations.
Risks Related to Our Financial Condition
Our debt covenants may limit our ability to complete acquisitions, incur debt, make investments, sell assets, merge or complete other significant transactions.
Our credit facilities include limitations on a number of our activities in the event of a default, and in some cases regardless of whether a default has occurred, including our ability to:
•incur additional debt;
•pay dividends or repurchase stock;
•create liens on our assets or make guarantees;
•enter certain transactions with affiliates;
•make certain investments or loans; or
•dispose of or sell assets, make acquisitions above certain amounts or enter into a merger or similar transaction.
We are also required to comply with certain restrictive covenants in our credit facilities, any of which may limit our ability to engage in acts that may be in our best long-term interests. Additionally, a breach of any of the restrictive covenants in our credit facilities could result in a default under these facilities. If a default occurs while we have borrowing amounts outstanding, the lenders under our credit facilities may elect to declare all outstanding borrowings, together with accrued interest, to be immediately due and payable, to terminate any commitments they have to provide further borrowings and to exercise any other rights they have under the facilities or applicable law.
We rely on our free cash flow generation and credit facilities to provide us with sufficient working capital to operate our business and finance our growth strategies.
Historically, we have relied upon our free cash flow generation and existing credit facilities to provide us with adequate working capital to operate our business. Moreover, our growth rate depends, to a large degree, on the availability of adequate capital to fund the expansion of our products offerings and market penetration, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. To the extent we become more dependent upon our credit facilities to fund our operations, if our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs or growth strategies and/or we may need to secure additional capital or financing to fund our working capital requirements, to repay outstanding debt under our credit facilities or to finance our growth strategies. We can make no assurance that we will be successful in ensuring our availability of amounts under our credit facilities when they are needed or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash flow requirements. In the event we do not have available cash balances on hand for funding future operations, and if we are not able to maintain our borrowing availability under our credit facilities at that time and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.
An increase in interest rates could have a material adverse effect on the Company’s business.
Fluctuations in interest rates can increase borrowing costs on the portion of our debt that is variable, and interest rate increases on this portion of the Company’s debt could have a material adverse effect on the Company’s business. Indeed, increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and cash flows. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times since December 2015, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates in 2019 three times. In response to the COVID-19 pandemic, the U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness.
An increase in interest rates may also occur from changes in regulatory standards or industry practices, such as the contemplated transition away from the London Interbank Offered Rate (“LIBOR”) as a benchmark reference for short-term interest rates. Such a transition may result in the usage of a higher reference rate for our variable rate debt. The U.S. Federal Reserve has sponsored the Alternative Reference Rates Committee (“ARRC”), which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts’ language given the possibility that LIBOR might stop. On April 3, 2018, the U.S. Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. ARRC has recommended SOFR as the alternative to LIBOR and published fallback interest rate consultations for public comment and a Paced Transition Plan to SOFR use. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organization of Securities Commissions, or IOSCO, has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swaps and Derivatives Association (“ISDA”) has published guidance on interest rate benchmarks and alternatives in July and August 2018. ISDA also published a protocol providing details of the fallback rate conversion methodology in October 2020. It cannot be predicted whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our future results of operations or financial condition. In a November 30, 2020 announcement, LIBOR’s administrator signaled to the market that USD LIBOR for the most liquid maturities is now likely to continue to be published until June 30, 2023, which would allow time for certain legacy contracts to mature before USD LIBOR is no longer available, and would also allow for more time for SOFR to develop. If LIBOR ceases to exist prior to the maturity of our contracts, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.
Risks Related to Our Organizational Structure
We are a holding company and our principal asset is our 26% ownership interest in Weber HoldCo LLC, and we are accordingly dependent upon distributions from Weber HoldCo LLC to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.
We are a holding company and our principal asset is 26% of the outstanding non-voting common interest units of Weber HoldCo LLC ("LLC Units"). We have no independent means of generating income from operations. Weber HoldCo LLC is, and will continue to be, treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to U.S. federal income tax. Instead, the taxable income of Weber HoldCo LLC will be allocated to holders of LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Weber HoldCo LLC. We will also incur expenses related to our operations, and will have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of Weber HoldCo LLC, we intend to cause Weber HoldCo LLC to make distributions to the holders of LLC Units and us, in amounts sufficient to (i) generally cover all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the Tax Receivable Agreement, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.
Deterioration in the financial conditions, earnings or cash flow of Weber HoldCo LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that we need funds and Weber HoldCo LLC is restricted from making such distributions to us under applicable law or regulation, as a result of covenants in its debt agreements or otherwise, we may not be able to obtain such funds on terms acceptable to us, or at all, and, as a result, could suffer a material adverse effect on our liquidity and financial condition.
In certain circumstances, Weber HoldCo LLC is required to make distributions to us and the other holders of LLC Units, and the distributions that Weber HoldCo LLC is required to make may be substantial.
Under the Amended LLC Agreement, Weber HoldCo LLC is generally required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Weber HoldCo LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate receiving from (a) acquisitions of interests in Weber HoldCo LLC in connection with acquisitions by

Weber Inc. of LLC Units from certain of our existing equityholders in connection with future taxable redemptions or exchanges of LLC Units for shares of our Class A common stock or cash and (b) payments under the Tax Receivable Agreement, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors determines the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of our Class A common stock and the payment of other expenses. While we intend to distribute this excess cash to our shareholders as dividends pursuant to our dividend policy, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A common stock are made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Weber HoldCo LLC, holders of LLC Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units.
We are controlled by the Pre-IPO LLC Members whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.
The Pre-IPO LLC Members (as defined below) control approximately 82% of the combined voting power of our common stock. Further, pursuant to the Stockholders Agreement (as defined below), we and the Pre-IPO LLC Members entered into, the Pre-IPO LLC Members may approve or disapprove our change of control transactions, including mergers or amalgamations, consolidations or a sale of all or substantially all assets and any dissolution, liquidation or reorganization of us or our subsidiaries. In addition, the Stockholders Agreement provides that approval by the Pre-IPO LLC Members is required for changes to the strategic direction or scope of our principal business or that of Weber HoldCo LLC. Furthermore, the Stockholders Agreement provides that, until the Pre-IPO LLC members beneficially hold at least a majority of the aggregate outstanding shares of our common stock, which we refer to as the “Majority Ownership Requirement,” the Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chair of our board of directors; even after the Majority Ownership Requirement is no longer met, Pre-IPO LLC Members can continue to retain certain designation rights under the Stockholders Agreement proportionate to their percentage ownership in our common stock.
This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of our company, which could deprive you of an opportunity to receive a premium for your shares of Class A common stock and may make some transactions more difficult or impossible without the support of the Pre-IPO LLC Members, even if such events are in the best interests of minority stockholders. Furthermore, this concentration of voting power with the Pre-IPO LLC Members may have a negative impact on the price of our Class A common stock.
Our dual-class structure, combined with the concentrated control of the Pre-IPO LLC Members, may result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it plans to require new constituents of its indexes to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indexes. Because of our dual-class structure, we will likely be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The Pre-IPO LLC Members’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interests. Because the Pre-IPO LLC Members hold a majority of their economic interests in our business through Weber HoldCo LLC rather than through Weber Inc., they may have conflicting interests with holders of shares of our Class A common stock. For example, the Pre-IPO LLC Members may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with our initial public offering, and whether and when we should undergo certain changes of control for purposes of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to Weber HoldCo LLC’s federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from Weber HoldCo LLC. If, as a result of any such audit adjustment, Weber HoldCo LLC is required to make payments of taxes, penalties and interest, Weber HoldCo LLC’s cash available for distributions to us may be substantially reduced. These rules are not applicable to Weber HoldCo LLC for tax years beginning on or prior to December 31, 2017. In addition, the Pre-IPO LLC Members’ significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.
We have opted out of Section 203 of the General Corporation Law of the State of Delaware, or DGCL, which prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder. Therefore, after the lock-up periods related to our initial public offering expire, the Pre-IPO LLC Members will be able to transfer control of us to a third party by transferring their shares of our common stock (subject to certain restrictions and limitations), which would not require the approval of our board of directors or our other stockholders.
The doctrine of “corporate opportunity” does not apply with respect to the Pre-IPO LLC Members and our directors who are not employed by us or our subsidiaries, and their respective affiliates.
Pursuant to our certificate of incorporation, to the fullest extent permitted by law, we waived, on behalf of ourselves and our subsidiaries, the doctrine of “corporate opportunity” under Delaware law from applying against the Pre-IPO LLC Members and directors who are not employed by us or our subsidiaries, and their respective affiliates. The doctrine of corporate opportunity generally requires, among other things, a corporation’s fiduciary to refrain from engaging in corporate opportunities that are in lines of business reasonably similar to the present or prospective business of such corporation, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. As a result of our waiver, certain of our stockholders, directors and their respective affiliates will not be prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, financial condition, results of operations and cash flow.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements that provide protection to the stockholders of companies that are subject to such corporate governance requirements.
BDT Capital Partners LLC beneficially owns more than 50% of the voting power for the election of members of our board of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements.
As a controlled company, we rely on certain exemptions from the NYSE standards that may enable us not to comply with certain NYSE corporate governance requirements. Accordingly, we do not have a nominating and corporate governance committee. As a consequence of our reliance on certain exemptions from the NYSE standards provided to “controlled companies,” you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
We are required to pay the Pre-IPO LLC Members and any other persons that become parties to the Tax Receivable Agreement for certain tax benefits we may receive, and the amounts we may pay could be significant.
Acquisitions by Weber Inc. of LLC Units from certain of our existing equityholders in connection with future taxable redemptions or exchanges by the Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or cash, as well as other transactions described herein, are expected to result in tax basis adjustments to the assets of Weber HoldCo LLC. These tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to Weber Inc. and, therefore, may reduce the amount of U.S. federal, state and local tax that Weber Inc. would otherwise be required to pay in the future. These tax attributes would not be available to us in the absence of those transactions. The anticipated tax basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.
We entered into the Tax Receivable Agreement with the Pre-IPO LLC Members that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) Weber Inc.’s allocable share of certain existing tax basis in tangible and intangible assets related to certain transactions that resulted in a step-up in Weber HoldCo LLC’s tax basis, (ii) any increase in tax basis in Weber Inc.’s assets resulting from (a) acquisitions by Weber Inc. of LLC Units from the Pre-IPO LLC Members in connection with our initial public offering, (b) the purchase of LLC Units from any of the Pre-IPO LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by the Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or cash or (d) payments under the Tax Receivable Agreement and (iii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement. The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of Weber HoldCo LLC.
As a result of the increases in the tax basis of the tangible and intangible assets of Weber HoldCo LLC attributable to the redeemed or exchanged LLC Units, the payments that we may make to the existing Pre-IPO LLC Members could be substantial. The actual increases in tax basis with respect to future taxable redemptions, exchanges or purchases of LLC Units, as well as the amount and timing of any payments we are required to make under the Tax Receivable Agreement in respect of the acquisition of LLC Units from Pre-IPO LLC Members in connection with future taxable redemptions, exchanges or purchases of LLC Units, may differ materially from the amounts set forth above because the potential future reductions in our tax payments, as determined for purposes of the Tax Receivable Agreement, and the payments we will be required to make under the Tax Receivable Agreement, will each depend on a number of factors, including the market value of our Class A common stock at the time of redemption or exchange, the prevailing federal tax rates applicable to us over the life of the Tax Receivable Agreement (as well as the assumed combined state and local tax rate), the amount and timing of the taxable income that we generate in the future and the extent to which future redemptions, exchanges or purchases of LLC Units are taxable transactions.
Payments under the Tax Receivable Agreement are not conditioned on the Pre-IPO LLC Members’ continued ownership of us. There may be a material negative effect on our liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by Weber HoldCo LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
In addition, the Pre-IPO LLC Members will not reimburse us for any payments previously made if such tax basis increases or other tax benefits are subsequently disallowed by the Internal Revenue Service (“IRS”), except that any excess payments made to the Pre-IPO LLC Members will be netted against future payments otherwise to be made under the Tax Receivable Agreement, if any, after our determination of such excess. As a result, in such circumstances, we could make payments to the Pre-IPO LLC Members under the Tax Receivable Agreement that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could negatively impact our liquidity.
In addition, the Tax Receivable Agreement provides that, upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, our or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreement. As a result, upon a change of control, we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of our actual cash tax savings, which could negatively impact our liquidity.
This provision of the Tax Receivable Agreement may result in situations where the Pre-IPO LLC Members have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax.
Our obligations under the Tax Receivable Agreement also applies with respect to any person who is issued LLC Units in the future and who becomes a party to the Tax Receivable Agreement.
Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of Weber HoldCo LLC to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.
Risks Related to Ownership of Our Class A Common Stock
Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.
Our certificate of incorporation and bylaws provide for, among other things:
•division of our board of directors into three classes of directors, with each class as equal in number as possible, serving staggered three-year terms;

•until the Majority Ownership Requirement is no longer met, the Pre-IPO LLC Members may designate a majority of the nominees for election to our board of directors, including the nominee for election to serve as Chair of our board of directors;
•at any time after the Majority Ownership Requirement is no longer met, there will be:
◦restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such meeting or to act by written consent;
◦supermajority approval requirements for amending or repealing certain provisions in the certificate of incorporation and bylaws;
◦removal of directors only for cause and by the affirmative vote of holders of 75% of the total voting power of our outstanding shares of common stock, voting together as a single class; and
◦a prohibition on business combinations with interested shareholders under Section 203 of the DGCL;
•our ability to issue additional shares of Class A common stock and to issue preferred stock with terms that our board of directors may determine, in each case without stockholder approval (other than as specified in our certificate of incorporation);
•the absence of cumulative voting in the election of directors; and
•advance notice requirements for stockholder proposals and nominations.
These provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.
Our stock price may continue to be volatile, which could cause the value of your investment to decline, and you may not be able to resell your shares at or above the initial public offering price.
Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock regardless of our results of operations. The trading price of our Class A common stock may continue to be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions in the broader stock market in general, or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial and results of operations;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•investor perceptions of us and the industries in which we or our clients operate;
•low trading volume or sales, or anticipated sales, of large blocks of our Class A common stock, including those by our existing investors;
•concentration of Class A common stock ownership;
•additions or departures of key personnel;
•regulatory or political developments;
•litigation and governmental investigations; and
•changing economic and political conditions.
These and other factors may cause the market price and demand for shares of our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
Our ability to pay dividends to our stockholders may be limited by our holding company structure, contractual restrictions and regulatory requirements.
We are a holding company and have no material assets other than our ownership of LLC Units in Weber HoldCo LLC, and we do not have any independent means of generating income from operations. We cause Weber HoldCo LLC to make pro rata distributions to the Pre-IPO LLC Members and us in an amount at least sufficient to allow us and the Pre-IPO LLC Members to generally pay all applicable taxes, to make payments under the Tax Receivable Agreement and to pay our corporate and other overhead expenses. Weber HoldCo LLC is a distinct legal entity and may be subject to legal or contractual restrictions that, under certain circumstances, may limit our ability to obtain cash from them. If Weber HoldCo LLC is unable to make distributions, we may not receive adequate distributions, which could materially and adversely affect our dividends and financial position and our ability to fund any dividends.
Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to declare periodic dividends to our stockholders. Our board of directors will take into account general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in our credit agreement, business prospects and other factors that our board of directors considers relevant. In addition, the credit agreement limits the amount of distributions that Weber HoldCo LLC can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate.
If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Class A common stock, the price of our Class A common stock could decline.
The trading market for our Class A common stock relies in part on the research and reports that industry or securities analysts publish about us or our business. We currently have research coverage by industry and securities analysts. If no or few analysts continue coverage of us, the trading price of our Class A common stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our Class A common stock, the price of our Class A common stock could decline. If one or more of these analysts cease to cover our Class A common stock, we could lose visibility in the trading market for our Class A common stock, which in turn could cause our Class A common stock price to decline.
We incur increased costs and are subject to additional regulations and requirements as a public company, and our management is required to devote substantial time to new compliance matters, which could lower profits or make it more difficult to run our business.
As a public company, we incur significant legal, accounting, reporting and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We also have incurred and will incur costs associated with compliance with the Sarbanes-Oxley Act and rules and regulations of the SEC, and various other costs of a public company. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, which could have an adverse effect on our business, financial condition and results of operations.
These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Failure to comply with the requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.
We have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.
If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment needs to include disclosure of any material weaknesses identified by our management in an internal control over financial reporting. In addition, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) commencing the year following our first annual report required to be filed with the SEC. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.
The provision of our amended and restated certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated certificate of incorporation provides that, unless we, in writing, select or consent to the selection of an alternative forum, all complaints asserting any internal corporate claims (defined as claims, including claims in the right of our company: (i) that are based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity; or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery), to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, subject matter jurisdiction, another state court or a federal court located within the State of Delaware). Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice-of-forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring or holding any interest in our common stock shall be deemed to have notice of and to have consented to the forum selection provisions described in our amended and restated certificate of incorporation. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
General Risk Factors
Our future success depends on the continuing efforts of our management team and key employees, and on our ability to attract and retain highly skilled personnel and senior management.
We depend on the talents and continued efforts of our senior management and key employees. The loss of members of our management or key employees may disrupt our business and harm our results of operations. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. There can be no assurance that our current management team or any new members of our management team will be able to successfully execute our business and operating strategies.

We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.
Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) product liability; (c) product recall; and (d) damage to third parties (e.g., our vendors), our infrastructure, or properties caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, riots, cyberattacks, public health crises such as the current COVID-19 pandemic (and other future pandemics or epidemics), human errors, and similar events.
Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. For example, we do not currently maintain cybersecurity insurance and our insurance providers may take the position that our coverage, under present circumstances, does not extend to business interruptions as they relate to the COVID-19 pandemic. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim or a claim in excess of the insurance coverage limits maintained by us could harm our business, results of operations, and financial condition.
We face risks associated with our increased presence in emerging markets.
Our growth plans include efforts to increase revenue from emerging markets, including through acquisitions. Local business practices in these countries may not comply with U.S. laws, local laws or other laws applicable to us or our compliance policies, and noncompliant practices may result in increased liability risks. For example, we may incur unanticipated costs, expenses or other liabilities as a result of an acquisition target’s violation of applicable laws, such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar worldwide anti-bribery laws in non-U.S. jurisdictions. We may incur unanticipated costs or expenses, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. In addition, our recent and future acquisitions may increase our exposure to other risks associated with operating internationally, including foreign currency exchange rate fluctuations; political, legal and economic instability; inflation; changes in tax rates and tax laws; and work stoppages and labor relations.
Our real estate leases generally obligate us for long periods, which subjects us to various financial risks.
We lease certain of our manufacturing centers, distribution centers, and retail locations, generally for long terms. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close these facilities, we are generally required to continue paying rent and operating expenses for the balance of the lease term, or to pay to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease vacated locations, we may remain liable for the lease obligations if the assignee or sublessee does not perform. In addition, when leases for these facilities expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all, which could cause us to close these facilities. Accordingly, we are subject to the risks associated with leasing real estate, which could have a material adverse effect on our operating results.
Further, the success of our and our partners’ retail locations depends on a number of factors including the sustained success of the shopping center in which the retail location is situated, consumer demographics, and consumer shopping habits and patterns. Changes in consumer shopping habits and patterns, reduced consumer traffic in the shopping centers where our and our partners’ retail locations are located, financial difficulties of our and our partners’ landlords, anchor tenants, or a significant number of other retailers, and shopping center vacancies or closures could impact the profitability of our and our partners’ retail locations and increase the likelihood that our and our partners’ landlords fail to fulfill their obligations and conditions under our and our partners’ lease agreements. While we and our partners’ have certain remedies and protections under our lease agreements, the loss of business that could result if a shopping center should close or if consumer traffic were to significantly decline as a result of lost tenants or improper care of the facilities or due to macroeconomic effects, including the impact of COVID-19, could have a material adverse effect on our financial position, results of operations, and cash flows.

Item 1B. Unresolved Staff Comment
None.
Item 2. Properties
Our Global Headquarters, which also houses global teams as well as our Americas regional team, is located in Palatine, Illinois. We expect that this 154,706 square foot corporate complex, which we own, will accommodate our growth plans for the foreseeable future. We recently added a 6,857 square foot satellite corporate office with a 65 month lease term in downtown Chicago, Illinois to attract additional talent in IT/technology and innovation/marketing roles.
Our primary U.S. manufacturing facility, which produces charcoal, gas and pellet grills, is located in Huntley, Illinois. We recently executed a sale-leaseback on the 621,859 square feet facility, with a 15-year lease term. We also lease two additional manufacturing facilities in Palatine, Illinois, which are approximately 67,000 square feet and 59,000 square feet, respectively.
We lease a 757,120 square foot Global Distribution Center in Huntley, Illinois, adjacent to our manufacturing facility that serves as our primary consolidation point for distribution in the U.S. and outbound distribution for grills across the globe. We also lease a domestic distribution center located in Elgin, Illinois, which is 319,043 square feet and serves as our primary DTC/e-commerce distribution facility for the U.S. and Canada. Additionally, we lease approximately 29,000 square feet of product innovation and development office space and test facilities in Palatine, Illinois.
Our new European Manufacturing and Distribution Center is located in Zabrze, Poland. We rent this 486,819 square foot state-of-the-art manufacturing and technical space that also includes an additional 51,935 square foot office. The distribution center will initially act as a hub and spoke distribution point for our EMEA markets for products manufactured in the Zabrze facility. The Poland operations have significant capacity expansion opportunities.
In most of the countries we operate in, we lease office space for local operations (local country leadership, consumer call centers, etc.) and we do not foresee any significant changes to these operations going forward.
We consider our facilities, taken as a whole, to be suitable, adequate, and of sufficient capacity for our current operations.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
The information presented in Note 10 to our consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WEBR.” Our Class B common stock is not listed nor traded on any stock exchange.
On November 30, 2021, there were 46 shareholders of record of our Class A common stock and 47 shareholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers.
Dividend Policy
On November 3, 2021, (i) our Board of Directors declared a quarterly dividend of $0.04 per share of Class A common stock, payable December 17, 2021 to holders of our Class A common stock of record on December 7, 2021 and (ii) Weber HoldCo LLC declared a distribution of $0.04 per LLC Unit, payable December 17, 2021 to holders of LLC Units as of that date. We will pay the dividend to holders of Class A common stock with the funds we receive from the Weber HoldCo LLC distribution as a holder of LLC Units. When considering whether to declare a dividend, our board of directors will take into account:
•general economic and business conditions;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to
•our stockholders or by our subsidiaries (including Weber HoldCo LLC) to us; and
•such other factors as our board of directors may deem relevant.
Weber Inc. is a holding company and has no material assets other than its ownership of LLC Units in Weber HoldCo LLC, and as a consequence, our ability to declare and pay dividends to the holders of our Class A common stock is subject to the ability of Weber HoldCo LLC to provide distributions to us. If Weber HoldCo LLC makes such distributions, the holders of LLC Units will be entitled to receive equivalent distributions from Weber HoldCo LLC. However, because we must pay taxes, make payments under the Tax Receivable Agreement and pay our expenses, amounts ultimately distributed as dividends to holders of our Class A common stock are expected to be less than the amounts distributed by Weber HoldCo LLC to the Pre-IPO LLC Members on a per share basis.
Assuming Weber HoldCo LLC makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made by our board of directors. Because our board of directors may determine to pay or not pay dividends to our Class A common stockholders, our Class A common stockholders may not necessarily receive dividend distributions relating to excess distributions, even if Weber HoldCo LLC makes such distributions to us.
Unregistered Shares of Equity Securities
In connection with the reorganization incident to the IPO, the Company issued 32,326,931 shares of Class A common stock to the Blocker equityholders. The shares of Class A common stock were issued for nominal consideration in reliance on the exemption contained in Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve a public offering. The shares of Class A common stock were issued to a limited number of investors, all of which had sufficient knowledge and experience in financial and business matters to make them capable of evaluating the merits and risks of the investment. No underwriters were involved in the issuance and sale of the shares of Class A common stock.
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
The number of shares of Class B common stock that were issued corresponds to the number of LLC Units issued to the Pre-IPO LLC Members. Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Weber HoldCo LLC, each holder of LLC Units has the right to require Weber HoldCo LLC to redeem all or a portion of its LLC Units for, at the Company’s election, newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Additionally, in the event of a redemption request by a holder of LLC Units, the Company may, at its option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. A corresponding number of shares of Class B common stock will be canceled on a one-for-one basis if the Company or Weber HoldCo LLC, following a redemption request of a holder of LLC Units, redeems or exchanges LLC Units of such holder of LLC Units.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.
Performance Graph
Not applicable.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. The section titled “Special Note Regarding Forward-Looking Statements” should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is September 30, and our fiscal quarters end on December 31, March 31, June 30 and September 30. Our fiscal years ended September 30, 2021, 2020 and 2019 are referred to herein as Fiscal Year 2021, Fiscal Year 2020 and Fiscal Year 2019, respectively.
Key Factors Affecting Our Results of Operations
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in “Risk Factors.”
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
Business Acquisitions
On January 12, 2021, Weber acquired all of the outstanding stock of June Life, Inc. (“June”), a smart appliance and technology company. The acquisition aligns with the Company’s strategy of revolutionizing the outdoor cooking experience through connected products, services and experiences that make grilling the perfect meal simple with our smartphone-enabled step-by-step cooking experience. Weber Connect, powered by June OS, is our smart cooking software solution developed with June. The acquisition was accounted for as a business combination, and June was acquired for aggregate consideration of $142.2 million, including $108.3 million of cash. The results of operations for June have been included in the consolidated statements of income since the acquisition date, which were not material. The assets acquired and liabilities assumed in connection with this acquisition were included in our consolidated balance sheet as of September 30, 2021, which have been measured at fair value as of the acquisition date.
On April 1, 2021, we acquired substantially all of the operations of R. McDonald Co. Pty. Ltd. (“RMC”), a sales and marketing company in Australia and New Zealand, for approximately $26.3 million in cash and $14.6 million in equity. The results of operations for RMC have been included in the consolidated statements of income since the acquisition date, which were not material. The assets acquired and liabilities assumed in connection with the acquisition were included in our consolidated balance sheet as of September 30, 2021, which have been measured at fair value as of the acquisition date.
We remain open to synergistic acquisitions that enhance our product line, geographic reach, market share and operational capabilities.
Impact of COVID-19
Since the onset of the COVID-19 pandemic, we have focused on protecting our employees’ health and safety, meeting our customers’ needs as they navigate an uncertain financial and operating environment, working closely with our suppliers to protect our ongoing business operations and rapidly adjusting our short-, medium- and long-term operational plans to proactively and effectively respond to the current and potential future public health crises. While the COVID-19 pandemic presents serious concerns for our business and operations, our employees and their families, our customers and our suppliers, we believe that we are adapting well to the wide-ranging changes that the global economy is currently undergoing. We remain confident in our business continuity strategy, our ability to produce and sell our products safely and in compliance with applicable laws and governmental orders and mandates, our robust and flexible supply chains and our financial flexibility even in the event of a potentially extended economic downturn. This discussion and analysis includes periods prior to the outbreak of the COVID-19 pandemic. For further discussion of the steps we have taken to respond to and mitigate the effects of the COVID-19 pandemic, see “Risk Factors.”
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
Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, these measures may not be fully effective. We cannot predict the degree to, or the period over, which we will be affected by the pandemic and resulting governmental and other measures. The economic effects of the COVID-19 pandemic could continue to affect demand for our products in the foreseeable future. As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Risk Factors.”
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
Amortization of Intangible Assets
Intangible assets other than goodwill are amortized over their useful lives in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, unless those lives are determined to be indefinite. Intangible amortization expense is primarily related to our trademarks, customer lists, patents, in-process research and development, developed technology, reacquired rights and non-compete agreements. As of September 30, 2021, the weighted average amortization period ranged from 2.3 years to 14.6 years.
Gain on Disposal of Assets Held for Sale
During Fiscal Year 2020, the Company determined that one of our manufacturing sites was considered to be assets held for sale, since the asset group was being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment, had been met. The related buildings and its content were vacated and we no longer required these assets for our future operations. The carrying value of these assets was $8.3 million as of September 30, 2020. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. On December 30, 2020, we disposed of this manufacturing site, for net cash proceeds of $13.5 million, which resulted in a gain of $5.2 million.
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
Loss from Early Extinguishment of Debt
Under extinguishment accounting, the Company recorded a $5.4 million loss from early extinguishment of debt during Fiscal Year 2021, of which $4.1 million related to the term loan of the Company’s senior credit facility and $1.3 million related to revolving credit facility of the senior credit facility, representing a write-off of unamortized deferred financing costs.
Income Taxes
Income taxes consist of U.S. federal, state and international taxes for jurisdictions in which we conduct business. We account for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We establish liabilities for material, known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Our liabilities reflect our judgment as to the resolution of the issues involved if subject to judicial review. When facts and circumstances change, including a resolution of an issue or statute of limitations expiration, these liabilities are adjusted through the provision for income taxes in the period of change. Weber’s practice is to recognize interest and penalties related to income tax matters, if assessed, in income taxes.
Reportable Segments
We operate and manage our business in three reportable segments: Americas, which consists of Canada, Chile, Mexico and the United States; the European, Middle East and African regions (“EMEA”); and the Asia-Pacific region (“APAC”), which includes Australia and New Zealand. We identify our reportable segments based on the information used by the Chief Operating Decision Maker (“CODM”) to monitor performance and allocate resources. See Note 15 to our consolidated financial statements for additional information regarding our reportable segments.
Non-GAAP Measures
In addition to the U.S. GAAP results provided in this Annual Report on Form 10-K, we provide supplemental non-GAAP measures to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and in their analysis of ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures. The use of non-GAAP financial information should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measures. In addition, because our non-GAAP measures are not determined in accordance with U.S. GAAP, it is susceptible to differing calculations, and not all comparable or peer companies may calculate their non-GAAP measures in the same manner. Our non-GAAP measures are adjusted income from operations, adjusted net income, EBITDA and Adjusted EBITDA.
Adjusted Income from Operations and Adjusted Net Income
Adjusted income from operations and adjusted net income is income from operations and net income (loss) adjusted for non-cash stock compensation / Management Incentive Plan (“LTIP”) and profits interest expense, business transformation costs, operational transformation costs, impairment costs, debt refinancing and IPO costs, COVID-19 costs and gain on disposal of assets held for sale, and, in the case of adjusted net income, loss from early extinguishment of debt, net of the tax impact of such adjustments. Adjusted income from operations is also adjusted for foreign currency gain (loss). Adjusted income from operations excludes loss from early extinguishment of debt, interest expense, net, income taxes and (gain) loss from investments in unconsolidated affiliates. We use adjusted income from operations and adjusted net income as indicators of the productivity of our business and our ability to manage expenses, after adjusting for certain expenses that we view as not indicative of regular operations. Adjusted income from operations and adjusted net income are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.
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
Adjusted EBITDA is defined as net income before interest expense, net, income taxes, depreciation and amortization, adjusted for non-cash stock compensation / LTIP and profits interest expense, business transformation costs, operational transformation costs, debt refinancing and IPO costs, COVID-19 operational costs, loss from early extinguishment of debt, impairment costs and gain on disposal of assets held for sale as shown below. Adjusted EBITDA is not calculated in the same manner by all companies, and accordingly, is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance in isolation from, or as a substitute for, net income, cash flows from operations or cash flow data, all of which are prepared in accordance with U.S. GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

The following table reconciles income from operations to adjusted income from operations; net income to adjusted net income; net income to EBITDA; and EBITDA to Adjusted EBITDA for the periods presented:

	Fiscal Years Ended September 30,
	2021	2020	2019

Income from operations	$74,352	$151,464	$106,869
Adjustments:
Foreign currency gain (loss)(1)	23	(5,081)	1,837
Non-cash stock compensation / LTIP and profits interest expense(2)	131,176	4,514	(1,446)
Business transformation costs(3)	20,062	12,515	22,706
Operational transformation costs(4)	18,134	8,532	1,244
Impairment costs(5)	—	—	12,568
Debt refinancing and IPO costs(6)	17,573	—	—
COVID-19 costs(7)	1,162	17,061	—
Gain on disposal of assets held for sale	(5,185)	—	—
Adjusted income from operations	$257,297	$189,005	$143,778
Net income	$5,549	$88,880	$50,120
Adjustments:
Non-cash stock compensation / LTIP and profits interest expense(2)	131,176	4,514	(1,446)
Business transformation costs(3)	20,062	12,515	22,706
Operational transformation costs(4)	18,134	8,532	1,244
Impairment costs(5)	—	—	12,568
Debt refinancing and IPO costs(6)	17,573	—	—
COVID-19 costs(7)	1,162	17,061	—
Loss from early extinguishment of debt	5,448	—	—
Gain on disposal of assets held for sale	(5,185)	—	—
Tax impact of adjusting items	(33,180)	(5,498)	(7,330)
Adjusted net income	$160,739	$126,004	$77,862
Net income	$5,549	$88,880	$50,120
Adjustments:
Interest expense, net	65,879	39,087	44,017
Income tax expense	3,004	13,812	13,544
Depreciation and amortization	44,302	42,347	46,317
EBITDA	$118,734	$184,126	$153,998
Non-cash stock compensation / LTIP and profits interest expense(2)	131,176	4,514	(1,446)
Business transformation costs(3)	20,062	12,515	22,706
Operational transformation costs(4)	18,134	8,532	1,244
Impairment costs(5)	—	—	12,568
Debt refinancing and IPO costs(6)	17,573	—	—
COVID-19 costs(7)	1,162	17,061	—
Loss from early extinguishment of debt	5,448	—	—
Gain on disposal of assets held for sale	(5,185)	—	—
Adjusted EBITDA	$307,104	$226,748	$189,070
______________
(1)Adjusted income from operations includes foreign currency gain (loss) in order to align adjusted income from operations with Adjusted EBITDA, with the exception of depreciation and amortization and (gain) loss from investments in unconsolidated affiliates.

(2)Our financial results reflect an increase in compensation expense related to an increase in the value of our LTIP and profits interest units as well as a change in accounting methodology from the intrinsic value method to the fair value method during the fiscal year ended September 30, 2021. These changes resulted in total compensation expense of approximately $126.0 million for the fiscal year ended September 30, 2021.
(3)“Business transformation costs” are defined as costs incurred to implement the leadership team’s plans to transition the organization to the future operating structure. These costs include major business transformation initiatives that require severance or other costs to transition to a new operating model.
(4)“Operational transformation costs” are defined as restructuring and transformation initiatives related to major supply chain, operational moves and startups that are designed to enable future productivity. These costs also include significant systems integration costs, as well was plant shutdown and closure costs that will drive future efficiencies.
(5)As part of our fiscal year 2019 annual goodwill impairment test, we recognized a non-cash impairment loss of $12.6 million on the iGrill goodwill.
(6)“Debt refinancing and IPO costs” are defined as certain non-capitalizable costs from the refinancing of the Company’s term loan and costs related to the initial public offering.
(7)During the fiscal years ended September 30, 2021 and 2020, the Company incurred a number of significant costs related to the global COVID-19 pandemic. These non-recurring costs included plant shutdown costs, the impact of enhanced employee safety and social distancing protocols as well as overtime and expedited freight costs to fulfill significant unexpected demand increases driven by stay-at-home orders in many of our key markets. These costs have normalized in fiscal year ended 2021.
Results of Operations
Fiscal Year 2021 Compared to Fiscal Year 2020
The following table sets forth our summarized consolidated statements of income data for the fiscal years ended September 30, 2021 and 2020 and the dollar and percentage change between the respective periods. Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus relating to our Registration Statement (Registration No. 333-257824) on Form S-1, as amended, and filed pursuant to Rule 424(b) of the Securities Act for the year-over year analysis of consolidated results of operations for the fiscal year ended September 30, 2020 as compared to the fiscal year ended September 30, 2019.

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
	(dollars in thousands)
Net sales	$1,982,406	$1,525,260	$457,146	30%
Cost of goods sold(1)(2)	1,157,189	915,586	241,603	26%
Gross profit	825,217	609,674	215,543	35%
Operating expenses:
Selling, general and administrative(1)(2)	738,830	444,975	293,855	66%
Amortization of intangible assets	17,220	13,235	3,985	30%
Gain on disposal of assets held for sale	(5,185)	—	(5,185)	N/M(4)
Income from operations	74,352	151,464	(77,112)	(51%)
Foreign currency (gain) loss	(23)	5,081	(5,104)	(100%)
Interest income	(1,091)	(1,270)	179	(14%)
Interest expense	66,970	40,357	26,613	66%
Loss from early extinguishment of debt	5,448	—	5,448	N/M(4)
Income before taxes	3,048	107,296	(104,248)	(97%)
Income tax expense	3,004	13,812	(10,808)	(78%)
(Gain) loss from investments in unconsolidated affiliates	(5,505)	4,604	(10,109)	(220%)
Net income	$5,549	$88,880	$(83,331)	(94%)
Net loss attributable to noncontrolling interests	$(42,177)	$—	(42,177)	N/M(4)
Net income attributable to Weber Inc.	$47,726	$88,880	$(41,154)	(46%)
Adjusted income from operations(3)	$257,297	$189,005	$68,292	36%
Adjusted net income(3)	$160,739	$126,004	$34,735	28%
EBITDA(3)	$118,734	$184,126	$(65,392)	(36%)
Adjusted EBITDA(3)	$307,104	$226,748	$80,356	35%
______________
(1)Amounts include share/unit-based compensation as follows:

	Fiscal Years Ended September 30,
	2021	2020
	(dollars in thousands)
Cost of goods sold	$1,643	$663
Selling, general and administrative	129,534	3,851
Total share/unit-based compensation	$131,177	$4,514
______________
(2)Amount includes depreciation expense as follows:

	Fiscal Years Ended September 30,
	2021	2020
	(dollars in thousands)
Cost of goods sold	$13,156	$15,697
Selling, general and administrative	13,926	13,415
Total depreciation expense	$27,082	$29,112
______________
(3)See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”
(4)“N/M” indicates that variance as a percentage is not meaningful.

The following table sets forth our summarized consolidated statements of income data for the fiscal years ended September 30, 2021 and 2020, expressed as a percentage of net sales (the table may not foot due to rounding):

	Fiscal Years Ended September 30,
	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	58.4%	60.0%
Gross margin	41.6%	40.0%
Operating expenses:
Selling, general and administrative	37.3%	29.2%
Amortization of intangible assets	0.9%	0.9%
Impairment of assets	0.0%	0.0%
Gain on disposal of assets held for sale	(0.3%)	0.0%
Income from operations	3.8%	9.9%
Foreign currency (gain) loss	0.0%	0.3%
Interest income	(0.1%)	(0.1%)
Interest expense	3.4%	2.6%
Loss from early extinguishment of debt	0.3%	0.0%
Income before taxes	0.2%	7.0%
Income tax expense	0.2%	0.9%
(Gain) loss from investments in unconsolidated affiliates	(0.3%)	0.3%
Net income	0.3%	5.8%
Adjusted income from operations	13.0%	12.4%
Adjusted net income	8.1%	8.3%
EBITDA	6.0%	12.1%
Adjusted EBITDA	15.5%	14.9%
Net Sales
Net sales for the fiscal year ended September 30, 2021 increased by $457.1 million, or 30%, to $1,982.4 million from $1,525.3 million during the fiscal year ended September 30, 2020. The increase was primarily attributable to increased consumer demand for our outdoor cooking products and continued inventory restocking at our retail customers to keep pace with market trends. Fluctuation in foreign exchange rates also increased net sales by $76.3 million, particularly the Euro as compared to the U.S. dollar. Excluding the $76.3 million favorable impact of foreign exchange rates, net sales for the fiscal year ended September 30, 2021 increased by 25%, as compared to the fiscal year ended September 30, 2020. Net sales for the fiscal year ended September 30, 2021 increased in the Americas by 25%, in EMEA by 34% and in APAC by 49% as compared to the fiscal year ended September 30, 2020.
Cost of Goods Sold
Cost of goods sold for the fiscal year ended September 30, 2021 increased by $241.6 million, or 26%, to $1,157.2 million from $915.6 million during the fiscal year ended September 30, 2020. The increase was primarily due to the increased sales volume, and was partially offset by and was partially offset by a decrease in COVID-19 related costs of $15.9 million during the fiscal year ended September 30, 2021.
Gross Profit and Gross Margin
Gross profit for the fiscal year ended September 30, 2021 increased by $215.5 million, or 35%, to $825.2 million from $609.7 million during the fiscal year ended September 30, 2020. Gross margin increased by 160 basis points to 41.6% during the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020. The increase in gross margin was primarily driven by higher sales volumes and pricing actions to offset cost inflation, favorable impact of foreign exchange rates, as well as favorable product mix and a decrease in COVID-19 related costs of $15.9 million, which both reduced cost of goods sold in 2021.
Selling, General and Administrative
Selling, general and administrative costs for the fiscal year ended September 30, 2021 increased by $293.9 million, or 66%, to $738.8 million from $445.0 million during the fiscal year ended September 30, 2020. Selling, general and administrative costs as a percent of net sales increased by 810 basis points to 37.3% during the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020. The increase in selling, general and administrative costs was primarily driven by higher share/unit-based compensation expense of $126.7 million, increased distribution costs of $47.0 million associated with higher sales volumes, higher advertising costs of $41.5 million to drive revenue, higher research and development costs and investment in corporate headcount of $14.8 million to support growth initiatives, debt refinancing and IPO costs of $17.6 million, and additional commission costs of $3.7 million on higher revenue.
Amortization of Intangible Assets
Amortization of intangible assets for the fiscal year ended September 30, 2021 increased by $4.0 million, or 30%, to $17.2 million from $13.2 million for the fiscal year ended September 30, 2020. The increase in amortization of intangible assets was primarily driven by the amortization of assets related to the June and RMC acquisitions.
Gain on Disposal of Assets Held for Sale
During fiscal year ended September 30, 2020, we determined that one of our manufacturing sites was considered to be assets held for sale, since the asset group was being marketed for sale and all the criteria to be classified as held for sale under ASC 360 had been met. On December 30, 2020, we disposed of this manufacturing site for net cash proceeds of $13.5 million, resulting in the recognition of a gain on the disposal of assets held for sale for the fiscal year ended September 30, 2021 of $5.2 million. No gain or loss on the disposal of assets held for sale was recognized for the fiscal year ended September 30, 2020.
Foreign Currency (Gain) Loss
The impact of foreign exchange resulted in an immaterial gain for the fiscal year ended September 30, 2021 relative to a loss of $5.1 million for the fiscal year ended September 30, 2020 due to the foreign exchange rate impacts on transactions with Weber affiliates conducted in foreign currencies other than the U.S. dollar.
Interest Income
Interest income decreased by $0.2 million, or 14%, during the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020, primarily due to changes in interest rates and in the balances of cash and cash equivalents.
Interest Expense
Interest expense increased by $26.6 million, or 66%, during the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020, primarily due to the higher term loan balance in Fiscal Year 2021 following the debt refinancing in October 2021.
Loss from Early Extinguishment of Debt
We recognized a loss from the early extinguishment of debt of $5.4 million for the fiscal year ended September 30, 2021 and no gain or loss from the early extinguishment of debt was recognized for the fiscal year ended September 30, 2020.
Income Taxes
Income tax expense decreased by $10.8 million during the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020, primarily due to the decrease in pre-tax book income, changes in valuation allowances, and the IPO and June restructuring transaction. The primary driver for the change in valuation allowance relates to a tax planning action the Company implemented in the fourth quarter of Fiscal Year 2021 related to June, which allowed the Company to utilize the net operating losses and credits carryforwards that were not previously realizable. The income tax benefit of releasing the valuation allowance on these attributes was $16.2 million. This benefit was partially offset when the Company implemented the remaining elements of this planning action by converting June from a C Corporation to a limited liability company, treated as partnership, and recognizing income tax expense of $6.2 million as a result of the conversion.
(Gain) Loss from Investments in Unconsolidated Affiliates
We recorded a gain from investments in unconsolidated affiliates of $5.5 million for the fiscal year ended September 30, 2021 and a loss from investments in unconsolidated affiliates of $4.6 million for the fiscal year ended September 30, 2020. The $5.5 million gain during the fiscal year ended September 30, 2021 is a result of a $6.9 million gain from the remeasurement of the existing equity interest in June to fair value at the time of acquisition, offset by a $1.4 million loss recorded for Weber’s share of June’s losses in the first quarter of Fiscal Year 2021. The 4.6 million loss during the fiscal year ended September 30, 2020 is a result of Weber recording its share of June’s losses.

Net Income
Net income decreased by $83.3 million, or 94%, to net income of $5.5 million for the fiscal year ended September 30, 2021 from net income of $88.9 million for the fiscal year ended September 30, 2020. The decrease was primarily driven by approximately $131 million of share/unit-based compensation expense, primarily driven by valuation methodology changes as a result of the IPO.
Segment Information
We operate and manage our business in three reportable segments: Americas, which consists of Canada, Chile, Mexico and the United States; EMEA; and APAC, which includes Australia and New Zealand. We identify our reportable segments based on the information used by the CODM to monitor performance and allocate resources. See Note 15 of the notes to our consolidated financial statements for additional information regarding our reportable segments.
Net sales by reportable segment is summarized as follows:

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
	(dollars in thousands)
Americas	$1,102,294	$880,618	$221,676	25%
EMEA	726,124	541,567	184,557	34%
APAC	153,988	103,075	50,913	49%
Total net sales	$1,982,406	$1,525,260	$457,146	30%
Adjusted income from operations by reportable segment is summarized as follows:

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
	(dollars in thousands)
Americas	$203,689	$178,079	$25,610	14%
EMEA	221,135	136,547	84,588	62%
APAC	35,424	23,369	12,055	52%

The following table reconciles segment adjusted income from operations to income from operations for the periods presented:

	Fiscal Years Ended September 30,
	2021	2020
	(dollars in thousands)
Segment adjusted income from operations
Americas	$203,689	$178,079
EMEA	221,135	136,547
APAC	35,424	23,369
Segment adjusted income from operations for reportable segments	460,248	337,995
Corporate and supply chain costs	(202,951)	(148,990)
Foreign currency (gain) loss (1)	(23)	5,081
Non-cash stock compensation / LTIP expense(1)	(131,176)	(4,514)
Business transformation costs(1)	(20,062)	(12,515)
Operational transformation costs(1)	(18,134)	(8,532)
Impairment costs(1)	—	—
Debt refinancing and IPO costs(1)	(17,573)	—
COVID-19 costs(1)	(1,162)	(17,061)
Gain on disposal of assets held for sale(1)	5,185	—
Income from operations	$74,352	$151,464
_____________
(1)See “Non-GAAP Measures—adjusted income from operations” for descriptions of reconciling items from income from operations to adjusted income from operations.
Americas
The following table summarizes certain financial information relating to the Americas segment results that have been derived from our consolidated financial statements:

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
	(dollars in thousands)
Total segment net sales	$1,102,294	$880,618	$221,676	25%
Segment adjusted income from operations	203,689	178,079	25,610	14%
Total Segment Net Sales. Total segment net sales for the fiscal year ended September 30, 2021 increased by $221.7 million, or 25%, to $1,102.3 million from $880.6 million during the fiscal year ended September 30, 2020. The increase was primarily attributable to increased orders across all channels during the fiscal year ended September 30, 2021 as inventories were restocked following a strong fourth quarter of Fiscal Year 2020, and customers reacted to the continuation of favorable outdoor/backyard cooking trends. Foreign exchange rates also trended favorably, contributing an additional $10.1 million of net sales during the fiscal year ended September 30, 2021, primarily driven by the Canadian dollar as compared to the U.S. dollar. Excluding the $10.1 million favorable impact of foreign exchange rates, Americas net sales for the fiscal year ended September 30, 2021 increased by 24%, as compared to the fiscal year ended September 30, 2020.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the fiscal year ended September 30, 2021 increased by $25.6 million, or 14%, to $203.7 million from $178.1 million during the fiscal year ended September 30, 2020. The increase was primarily attributable to $221.7 million sales growth during the fiscal year ended September 30, 2021, which was partially offset by $30.8 million of increased distribution costs on higher sales, $17.4 million of strategic investments in advertising and marketing to drive revenue, additional commission costs of $3.2 million on higher revenue. Additionally, the fiscal year ended September 30, 2021 includes $10.8 million of incremental selling, general and administrative expenses as a result of the June acquisition.

EMEA
The following table summarizes certain financial information relating to the EMEA segment results that have been derived from our consolidated financial statements:

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
	(dollars in thousands)
Total segment net sales	$726,124	$541,567	$184,557	34%
Segment adjusted income from operations	221,135	136,547	84,588	62%
Total Segment Net Sales. Total segment net sales for the fiscal year ended September 30, 2021 increased by $184.6 million, or 34%, to $726.1 million from $541.6 million during the fiscal year ended September 30, 2020. The increase was primarily attributable to widespread growth across most countries in the region, as consumer demand for at-home/outdoor grilling products continued to strengthen. Foreign exchange rates also trended favorably, contributing an additional $55.1 million of net sales, primarily driven by the Euro as compared to the U.S. dollar. Excluding the $55.1 million favorable impact of foreign exchange rates, EMEA net sales for the fiscal year ended September 30, 2021 increased by 24%, as compared to the fiscal year ended September 30, 2020.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the fiscal year ended September 30, 2021 increased by $84.6 million, or 62%, to $221.1 million from $136.5 million during the fiscal year ended September 30, 2020. The increase was primarily attributable to $184.6 million of sales growth during the fiscal year ended September 30, 2021, which was partially offset by $27.2 million of investments in advertising to drive sales and brand strength in the region and increased distribution expense of $7.9 million on increased sales.
APAC
The following table summarizes certain financial information relating to the APAC segment results that have been derived from our consolidated financial statements:

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
	(dollars in thousands)
Total segment net sales	$153,988	$103,075	$50,913	49%
Segment adjusted income from operations	35,424	23,369	12,055	52%
Total Segment Net Sales. Total segment net sales for the fiscal year ended September 30, 2021 increased by $50.9 million, or 49%, to $154.0 million from $103.1 million during the fiscal year ended September 30, 2020. The increase was primarily attributable to growth in the Australia and New Zealand markets, driven by strong consumer demand in the fiscal year ended September 30, 2021. During the first half of fiscal year 2020, bush fires impacted the consumer’s opportunities to cook outdoors, which negatively impacted grill sales during that period. Foreign exchange rates also trended favorably, contributing an additional $11.1 million of net sales, primarily driven by the Australian dollar as compared to the U.S. dollar. Excluding the $11.1 million favorable impact of foreign exchange rates, APAC net sales for the fiscal year ended September 30, 2021 increased by 39%, as compared to the fiscal year ended September 30, 2020.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the fiscal year ended September 30, 2021 increased by $12.1 million, or 52%, to $35.4 million from $23.4 million during the fiscal year ended September 30, 2020. The increase was primarily attributable to the $50.9 million sales growth to date, which was partially offset by higher distribution costs of $4.5 million on higher revenues, investments in advertising of $3.1 million to drive sales and $2.9 million of investment in Asia to support future growth.
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

Generally, we fund working capital requirements, capital expenditures, payments related to acquisitions and debt service requirements with a combination of both cash on hand and the borrowing capacity under the Secured Credit Facility, as discussed below. The Company considers all investments with initial maturities of three months or less to be cash and cash equivalents, which consist primarily of demand deposits and money market accounts with major financial institutions in the United States and in countries where the Company’s subsidiaries operate. As of September 30, 2021, our cash and cash equivalents totaled $107.5 million, and we had $293.6 million of borrowings available under the revolving facility.
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
Secured Credit Facility
On October 30, 2020, the Company entered into a new credit facility arrangement with a term loan of $1,250.0 million and a revolving credit facility with a maximum commitment of $300.0 million (the “Secured Credit Facility”). The term loan matures on October 30, 2027 and revolving facility matures by October 30, 2025. Proceeds from the term loan and revolving facility were used to pay off the Company’s prior credit agreement, effect a portion of a special dividend, engage in business acquisition and equity repurchase activities, pay fees and expenses in connection with the foregoing and for working capital and general corporate purposes. Borrowings under the credit facilities bear interest at a rate equal to, at our option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.00% per annum for all revolving loans and a 0.75% floor for the term loans), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. As of September 30, 2021, we were in compliance with the financial covenants of the Secured Credit Facility.
Summary of Cash Flows
A summary of our cash flows provided by (used in) operating, investing and financing activities is presented in the following table:

	Fiscal Years Ended September 30,
	2021	2020
	(dollars in thousands)
Net cash provided by operating activities	$54,091	$305,178
Net cash used in investing activities	(178,019)	(22,207)
Net cash provided by (used in) financing activities	109,503	(213,240)
Effect of exchange rate changes on cash and cash equivalents	(1,850)	9,396
Net (decrease) increase in cash and cash equivalents	$(16,275)	$79,127
Cash Provided by Operating Activities
Net cash provided by operating activities decreased to $54.1 million for the fiscal year ended September 30, 2021 from $305.2 million for the fiscal year ended September 30, 2020, a decrease of $251.1 million or 82%. While the Company experienced higher operating results, this was partially offset by the unfavorable impact of normalizing inventory levels throughout the fiscal year ended September 30, 2021. Additionally, less favorable impacts from accounts payable balances driven by timing of payments further offset the Company's operating results as compared to the prior year period.
Cash Used in Investing Activities
Net cash used in investing activities increased to $178.0 million for the fiscal year ended September 30, 2021 from $22.2 million for the fiscal year ended September 30, 2020, an increase of $155.8 million or 702%. During the fiscal year ended September 30, 2021, the Company acquired the June business for net cash payments of $102.2 million and the RMC business for cash payments of $26.3 million, for total cash payments of $128.5 million. Additionally, capital expenditures were $34.1 million higher in the fiscal year ended September 30, 2021 as compared to the prior year period, primarily related to the Company’s implementation of a Global SAP/S4 HANA ERP platform, the setup of the new European manufacturing facility in Poland and enhancements to support product line redesigns in the U.S. This was partially offset by higher cash proceeds of $6.8 million from the sale of assets.
Cash Provided by (Used In) Financing Activities
Net cash provided by financing activities was $109.5 million for the fiscal year ended September 30, 2021 as compared to net cash used in financing activities of $213.2 million for the fiscal year ended September 30, 2020. During the first quarter result of Fiscal Year 2021, the Company refinanced its debt, resulting in proceeds of $1,250.0 million, of which $616.6 million was used to the payoff the previous credit facility. The Company paid a total of $27.7 million of costs associated with the debt refinancing and fourth quarter amendments. During fiscal year 2021, $9.4 million was repaid on the term loan based on the payment schedule. In addition, the Company paid member distributions of $315.5 million, repurchased certain members’ interests for cash payments of $188.9 million and paid interest rate swap settlement payments of $5.4 million. These transactions were partially offset by proceeds of $13.1 million for issuance of capital.
Additionally, during Fiscal Year 2021, the Company received proceeds of $237.5 million from its IPO and used the proceeds to repay $220.1 million of the outstanding borrowings under our Secured Credit Facility and certain IPO-related costs of $7.0 million. Subsequently, the Company received proceeds of $35.6 million from the Greenshoe option, which were used to repurchase $35.6 million of Class A shares and LLC units.
The prior year period reflects net repayments on the revolving credit facility of $176.7 million, payments of $33.6 million on the Company’s previous term loan, payments of $18.0 million to acquire the Q Grill Trademark, member distribution payments of $17.0 million and costs of $3.2 million that were incurred in connection with refinancing the previous credit facility in the second quarter of Fiscal Year 2020. These transactions were partially offset by proceeds from the financing obligation of $39.5 million.
Dividends
On November 3, 2021, (i) our Board of Directors declared a quarterly dividend of $0.04 per share of Class A common stock, payable December 17, 2021 to holders of our Class A common stock of record on December 7, 2021 and (ii) Weber HoldCo LLC declared a distribution of $0.04 per LLC Unit, payable December 17, 2021 to holders of LLC Units as of that date. We will pay the dividend to holders of Class A common stock with the funds we receive from the Weber HoldCo LLC distribution as a holder of LLC Units.
Credit Rating
In October 2021, S&P Global Ratings ("S&P") raised the Weber-Stephen Products LLC credit rating to BB- (stable). At the same time, S&P removed the BB- rating from Weber-Stephen Products LLC and assigned a BB- rating to Weber Inc.
Contractual Obligations
As of September 30, 2021, significant contractual obligations related to debt were $1,020.5 million of principal borrowings and $242.9 million of related interest, which become due through 2027. Projected interest costs on variable rate instruments were calculated using market rates at September 30, 2021. See Note 7 to our consolidated financial statements. We also have contractual obligations for leases, including machinery and equipment, vehicles, IT assets, office equipment, real estate and other assets. See Note 6 to our consolidated financial statements.
Other Information
As of September 30, 2021, $68.6 million of our $107.5 million in cash and cash equivalents was held in jurisdictions outside of the U.S. Cash held outside the U.S. may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe that our existing cash balance in the U.S. is sufficient to fund our working capital needs in the U.S.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the following critical accounting policies affect the most significant estimates and management judgments used in preparing the consolidated financial statements.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this standard on October 1, 2018, using the modified retrospective approach with no material impact on the Company’s consolidated financial statements.
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
The Company’s purchase orders from customers for specific products represent its contracts and include all key terms and conditions related to the sale of products. For all sales, no significant uncertainty exists surrounding the customers’ obligation to pay for grills and accessories. Customers’ obligations to pay are generally under normal commercial terms, with payment terms typically being 30-60 days upon completion of the performance obligation. As payment terms are less than one year from the satisfaction of performance obligation, our sales do not include any significant financing components. Consideration promised in the Company’s contracts with customers is variable due to anticipated reductions, such as cash discounts and customer incentives (volume rebates and advertising programs). The transaction price is determined based upon the invoiced sales price, less anticipated reductions. The cost of these discounts and incentives are estimated at the inception of the contract based on the Company’s annual incentive programs with customers and recognized as a reduction to revenue at the time of sale. Subsequent adjustments to discounts or incentive programs are recognized to revenue in the period the adjustment is determinable.
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
Inventories
Inventories include finished products and work-in-process and materials associated with production and are recorded at standard cost, which approximates actual cost, on the FIFO. Inventory costs include those costs directly attributable to products, including all manufacturing overhead, but excluding costs to distribute. Inventories are valued at the lower of cost or market (net realizable value), including appropriate consideration given to obsolescence, excessive inventory levels, product deterioration and other factors.
Impairment of Goodwill, Indefinite-Lived Intangibles and Long-Lived Assets
Goodwill
Goodwill represents the excess of consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. We evaluate goodwill for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To analyze goodwill for impairment, we must assign our goodwill to individual reporting units. Our reporting units for goodwill impairment testing purposes are Americas, EMEA and APAC.
In Fiscal Year 2019, the Company adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which would eliminate the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the impairment test) to measure a goodwill impairment charge in the event the fair value of a reporting unit was less than its carrying amount.
For goodwill, we may first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. The qualitative impairment assessment includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and any reporting unit specific events. If it is determined through the qualitative assessment that the reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative impairment assessment is not required. If the qualitative assessment indicates it is more likely than not that the reporting unit’s fair value is not greater than its carrying value, we must perform a quantitative impairment assessment. If it is determined a quantitative assessment is necessary, we would compare the fair value of the reporting unit to the respective carrying value, which includes goodwill.
To determine the fair value of a reporting unit as part of our quantitative test, we use the income approach. The income approach uses a discounted cash flow analysis, which involves applying appropriate discount rates to estimated future cash flows based on forecasts of sales, costs and capital requirements. The most significant estimates and assumptions inherent in this approach are the enterprise value based on the estimated present value of future net cash flows the business is expected to generate over a forecasted period and an estimate of the present value of cash flows beyond that period, which is referred to as the terminal value. The estimated present value is calculated using a discount rate known as the weighted-average cost of capital, which accounts for the time value of money and the appropriate degree of risks inherent in the business. We estimate future sales growth using a number of critical factors, including among others, our nature and our history, financial and economic conditions affecting us, our industry and the general company, past results and our current operations and future prospects. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. We deem the discount rate used in our analysis to be commensurate with the underlying uncertainties associated with achieving the estimated cash flows we project. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.
As part of our Fiscal Year 2019 annual goodwill impairment test, we recognized a non-cash impairment loss of $12.6 million on the iGrill goodwill. Excluding the iGrill impairment charge, our qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded the carrying value of our net assets for the fiscal years ended September 30, 2021, 2020 and 2019.
Indefinite-Lived Intangibles
Our trademark, Weber, has been assigned an indefinite life as we currently anticipate that this trademark will contribute cash flows to us indefinitely. We evaluate whether the trademark continues to have an indefinite life on an annual basis. The trademark is reviewed for impairment at least annually and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. We perform a qualitative assessment of whether it is more likely than not that the trademark’s fair value is less than its carrying value. The qualitative impairment assessment includes various factors including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and any reporting unit specific events. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. No impairment charge for our trademark was recorded for the fiscal years ended September 30, 2021, 2020 and 2019.
Long-Lived Assets
A long-lived asset (including amortizable identifiable intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. When indicators of impairment are present, the Company evaluates the carrying value of the long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company adjusts the net book value of the long-lived assets to fair value if the sum of the expected future cash flows is less than book value. No impairment charge for our long-lived assets was recorded for the fiscal years ended September 30, 2021, 2020 and 2019.

Equity Based Compensation
Stock-Based Compensation
The Company measures stock-based compensation at fair value on the grant date, or modification date if applicable, of the award. The fair value of RSUs is determined based on the number of shares granted and the quoted market price of the Company’s Class A common stock on the date of grant or modification. For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized over the service period of the awards based on the graded-vesting method. We account for forfeitures as they occur. Stock-based compensation is classified in the consolidated statements of income based on the function to which the related services are provided.
Unit-Based Compensation
As described within the Change in Accounting Principle section below, in anticipation of becoming a public company, the Company changed its methodology for valuing the profits interest units and Management Incentive Compensation Plan ("LTIP") awards from the intrinsic value methodology to fair value during the fiscal year ended September 30, 2021. Prior to the IPO, both the LTIP awards and the profits interest units were liability classified. Both awards were modified from liability-based awards to equity-based awards during the fiscal year ended September 30, 2021. As such, the awards were remeasured on the modification date, with any changes in fair value recognized in compensation expense. No subsequent remeasurement will be performed unless additional modifications are made to the awards. Compensation expense associated with the awards is recognized over the service period of the awards based on the graded-vesting method.
The value of the LTIP awards prior to modification was based on achievement of performance metrics established by the Compensation Committee of the Board of Directors. The value of the awards at the end of each reporting period was dependent upon the Company’s estimates of the underlying performance measures. As the units issued were based on performance metrics, the expense was adjusted for the ultimate number of units expected to be issued as of the end of each reporting period prior to the IPO.
The fair value of the profits interest units was estimated using the Black-Scholes option-pricing valuation model. The determination of fair value using an option-pricing model is affected by the Company’s enterprise value as well as assumptions pertaining to several variables, including expected volatility, the expected term of the unit and the risk-free rate of interest. In the option-pricing model for the Company’s profits interest units, expected volatility was based on an analysis of reported data for a group of guideline publicly traded companies. For this analysis, the Company selected companies with comparable characteristics including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the units. The Company determined expected volatility using an average of the historical volatilities of the guideline group of companies. The expected term of the unit was based on expected exercise patterns of unit holders and the risk-free rate of interest was based on U.S. Treasury yields.
Product Warranty
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
Recently Issued Accounting Pronouncements
See Note 1 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements.
Change in Accounting Principle
Profits interest units and LTIP awards historically were accounted for as liability compensatory awards under ASC 710, Compensation—General, and valued using the intrinsic value method, as permitted by ASC 718, Compensation—Stock Compensation, for nonpublic entities. In anticipation of becoming a public company, as defined in ASC 718, the Company changed its methodology for valuing the profits interest units and LTIP awards during the fiscal year ended September 30, 2021. The change resulted in additional compensation expense of $12.5 million during the fiscal year ended September 30, 2021. The effect of the change represents the difference in compensation costs measured using the intrinsic value method and the fair value method. The LTIP awards were not impacted by the change in valuation methods due to the nature of the grant terms and underlying calculation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our borrowings, which carry variable interest rates. Our borrowings include our credit facility (term loan and a revolving credit facility). Because our borrowings bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. We purchase interest rate swap contacts to minimize the effect of fluctuating variable interest rates under the credit facility on Interest expense within our reported operating results. A hypothetical 10% change in the interest rates on our term loan and revolving facility would result in a change to annual interest expense of an immaterial amount in fiscal 2021, $0.5 million in fiscal 2020 and $1.0 million in fiscal 2019.
The Company has certain debt instruments for which the interest rates are indexed to LIBOR. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard is effective for all entities as of March 12, 2020 through December 31, 2022. The reference rate reform has not impacted the Company’s consolidated operating results, cash flows or financial condition to date.
Raw Materials / Commodity Price Risk
The price and availability of key raw materials and components used to manufacture our products, including aluminum ingot, carbon steel, enameling iron, stainless-steel, certain plastic materials, certain electronic components and various engineered coating materials as well as manufacturing equipment and molds, may fluctuate significantly. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, currency fluctuations, and global demand trends. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.
We enter into commodity index contracts to minimize the effect of fluctuating variable costs related to the purchases of aluminum and steel-based components and raw materials.
Foreign Currency Risk
We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. We conduct business in various locations throughout the world and are subject to market risk due to changes in value of foreign currencies in relation to our reporting currency, the U.S. dollar. Periodically, we use derivative financial instruments to manage these risks. The functional currencies of our foreign operating locations are generally the local currency in the country. We manage these operating activities at the local level and net sales, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. Furthermore, the sales of inventory between U.S. and foreign locations are often denominated in currencies other than the U.S. dollar, which generates additional risk. While we engage in hedging activities in order to mitigate our exposure, we may incur costs in connection with such activities and we may not be successful in hedging our exposure.
The Company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables, trade payables, and net sales denominated in currencies other than the U.S. dollar. For Fiscal Year 2021, approximately 51% of our net sales were denominated in a currency other than our functional U.S. dollar currency. These sales were primarily transacted in Euros, Australian dollars, Canadian dollars and British pounds. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. A hypothetical 10% change in the relative value of the U.S. dollar to the Euro, Australian dollar and Canadian dollar would impact our net sales by $46.0 million, $11.5 million and $11.6 million, respectively, for Fiscal Year 2021. To hedge against this risk, we enter into foreign currency forward exchange contracts for certain U.S. trade receivable positions with our foreign operations.
We expect that the amount of our sales denominated in non-dollar currencies may increase in future periods. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.

Additionally, because our consolidated financial results are reported in U.S. dollars, the translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings in our financial statements, which also affects the comparability of our results of operations and cash flows between financial periods. Further, currency fluctuations may negatively impact our debt service requirements, which are primarily in U.S. dollars.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Weber Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Weber Inc. (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Warranties

Description of the Matter
At September 30, 2021, accrued warranties were $28.3 million. The Company offers warranties on most of its products, and the specific terms and conditions of the warranties offered by the Company vary depending upon the product sold. The Company estimates the costs that may be incurred under its warranty plans and the period for which claims are honored and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, the type of products sold, historical and anticipated rates of warranty claims, the warranty period, and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Auditing the product warranty liability was complex due to the judgmental nature of the warranty loss experience assumptions, including the estimated product failure rate, the estimated cost of product replacement, and the period for which warranty claims are honored. Particularly, it is possible that future product failure rates may not be reflective of historical product failure rates, or that a product quality issue has not yet been identified as of the financial statement date. Additionally, the cost of product replacement could differ from estimates due to fluctuations in the replacement cost of the product.

How We Addressed the Matter in Our Audit
To test the accrued product warranty liability, our audit procedures included, among others, evaluating the methodologies and assumptions used by the Company to estimate these liabilities as well as the completeness and accuracy of the underlying data used in the estimation process. We evaluated the assumptions used by management and compared them to historical trends, evaluated the change in estimated accruals from the prior periods, and assessed the historical accuracy of the Company’s estimates. We utilized actuarial specialists in evaluating the Company’s methodology and calculations of accrued warranty used to estimate warranty expense for a sample of the Company’s products. These specialist procedures also included producing an independent corroborative range of reasonable estimates of the Company’s unpaid warranty liabilities as of September 30, 2021.

Acquisition of June Life, Inc. - Valuation of Intangible Assets

Description of the Matter
During the year ended September 30, 2021, the Company completed its acquisition of June Life, Inc. (“June”) for net consideration of $142.2 million as disclosed in Note 2 of the consolidated financial statements. Prior to the acquisition, the Company held an existing equity interest in June. The transaction was accounted for as a business combination. The Company accounted for the fair value of the intangible assets acquired, including trade names and trademarks, developed software and patented technology.

Auditing the Company’s accounting for the acquired intangible assets required significant auditor judgment due to the estimation uncertainty within the underlying assumptions, including revenue growth rates and the selected discount rates. The projections used in determining the fair value are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding over the Company’s valuation of the acquired intangible assets. To test the fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the projected revenue growth rates and discount rates and testing the completeness and accuracy of the underlying data. We evaluated the reasonableness of revenue growth rates based on the Company’s historical growth rates and current market trends.

With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and discount rates by testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

Accounting for Income Taxes due to Initial Public Offering and Reorganization Transactions

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, during August 2021 the Company completed an initial public offering (IPO) and certain reorganization transactions. The Company historically conducted its business through Weber-Stephen Products LLC prior to the IPO. Following the IPO, Weber Inc. is a holding company and its sole asset is a controlling interest in Weber HoldCo LLC, a Delaware limited liability company formed in April 2021. As part of the IPO and the reorganization transactions, Weber-Stephen Products LLC became a wholly owned subsidiary of Weber HoldCo LLC, and will continue as the primary operating company.

Auditing the provision for income taxes, including deferred tax assets and related valuation allowances, deferred tax liabilities and tax receivable agreement (TRA) liability is complex due to the application of the relevant tax rules and the accounting requirements for the change due to the reorganization transactions in the legal structure of the Company and its subsidiaries.

How We Addressed the Matter in Our Audit
To test the accounting for income taxes related to the reorganization transactions, our audit procedures included, among others, evaluating the methodology, inputs, calculations and assumptions used to determine the deferred tax assets and related valuation allowances, deferred tax liabilities, TRA liability, and income tax expense, as well as the completeness and accuracy of the data provided by management. Professionals with specialized skills and knowledge were involved to assist with testing management's computation of the tax impact of the reorganization, including assessing the appropriateness of the applicable tax laws, the calculation and realizability of the deferred tax balances and the TRA liability payment obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1971.

Chicago, Illinois
December 14, 2021

Weber Inc.
Consolidated Balance Sheets

	September 30, 2021	September 30, 2020
	(dollars in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$107,517	$123,792
Accounts receivable, less allowances (1)	138,683	130,885
Inventories, net	332,621	233,327
Prepaid expenses and other current assets (2)	68,236	33,880
Total current assets	647,057	521,884
Property, equipment and leasehold improvements, net	162,829	108,252
Operating lease right-of-use assets (3)	66,962	48,937
Other long-term assets	61,454	33,961
Trademarks, net	357,821	343,965
Other intangible assets, net	144,257	51,866
Goodwill	110,612	30,570
Total assets	$1,550,992	$1,139,435
Liabilities and equity (deficit)
Current liabilities:
Trade accounts payable	$330,669	$298,078
Accrued expenses (4)	150,610	133,868
Income taxes payable	4,823	8,151
Current portion of long-term debt and other borrowings	12,500	36,250
Current portion of long-term financing obligation	592	514
Total current liabilities	499,194	476,861
Long-term debt, less current portion	984,818	575,659
Long-term financing obligation, less current portion	38,394	38,986
Non-current operating lease liabilities (5)	55,329	37,986
Tax receivable agreement liability	9,226	—
Other long-term liabilities	85,376	53,491
Total liabilities	1,672,337	1,182,983
Commitments and Contingencies (Note 10)
Members’ deficit	—	(1,216)
Class A Common Stock, $0.001 par value - 3,000,000,000 shares authorized, 52,533,388 shares issued and outstanding as of September 30, 2021	53	—
Class B Common Stock, $0.00001 par value - 1,500,000,000 shares authorized, 233,572,370 shares issued and outstanding as of September 30, 2021	2	—
Preferred Stock, $0.0001 par value - 1,500,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2021	—	—
Additional paid-in capital	6,109	—
Accumulated other comprehensive loss	(9,280)	(68,580)
Retained (deficit) earnings	(7,646)	26,248
Total Weber Inc. (deficit) equity	(10,762)	(43,548)
Noncontrolling interests	(110,583)	—
Total (deficit) equity	(121,345)	(43,548)
Total liabilities and (deficit) equity	$1,550,992	$1,139,435
_____________
(1)Includes related party royalty receivables of $119 and $220 at September 30, 2021 and 2020, respectively (see Note 12).
(2)Includes related party prepaid royalties of zero and $10,044 at September 30, 2021 and 2020, respectively (see Note 12).
(3)Includes related party operating lease assets of $1,629 and $4,111 at September 30, 2021 and 2020, respectively (see Note 12).
(4)Includes related party operating lease liabilities of $431 and zero at September 30, 2021 and 2020, respectively (see Note 12).
(5)Includes related party operating lease liabilities of $1,198 and $4,139 at September 30, 2021 and 2020, respectively (see Note 12).
The accompanying notes are an integral part of these consolidated financial statements.

Weber Inc.
Consolidated Statements of Income

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands, except share and per share data)
Net sales(1)	$1,982,406	$1,525,260	$1,296,210
Cost of goods sold(2)	1,157,189	915,586	793,536
Gross profit	825,217	609,674	502,674
Operating expenses:
Selling, general and administrative(3)(4)	738,830	444,975	369,651
Amortization of intangible assets	17,220	13,235	13,586
Impairment of assets	—	—	12,568
Gain on disposal of assets held for sale	(5,185)	—	—
Income from operations	74,352	151,464	106,869
Foreign currency (gain) loss	(23)	5,081	(1,837)
Interest income(5)	(1,091)	(1,270)	(1,153)
Interest expense	66,970	40,357	45,170
Loss from early extinguishment of debt	5,448	—	—
Income before taxes	3,048	107,296	64,689
Income tax expense	3,004	13,812	13,544
(Gain) loss from investments in unconsolidated affiliates	(5,505)	4,604	1,025
Net income	$5,549	$88,880	$50,120
Net loss attributable to noncontrolling interests	(42,177)	—	—
Net income attributable to Weber Inc.	$47,726	$88,880	$50,120
Earnings (loss) per share of Class A common stock(6)
Basic	$(0.13)	N/A	N/A
Diluted	$(0.13)	N/A	N/A
Weighted average shares outstanding
Basic	51,788,320	N/A	N/A
Diluted	51,788,320	N/A	N/A
_____________
(1)Includes related party royalty revenue of $247, $386 and $699 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively (see Note 12).
(2)Includes related party rental expense of $676, $718 and $718 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively (see Note 12).
(3)Includes related party rental expense of $538, $235 and $235 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively (see Note 12).
(4)Includes related party royalty expense of $268, $1,291 and zero for the fiscal years ended September 30, 2021, 2020 and 2019, respectively (see Note 12).
(5)Includes related party interest income of $47, $56 and $66 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively (see Note 12).
(6)Basic and diluted earnings (loss) per share represent only the period from August 5, 2021 to September 30, 2021 (see Note 17).
The accompanying notes are an integral part of these consolidated financial statements.

Weber Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Net income	$5,549	$88,880	$50,120
Other comprehensive income:
Foreign currency translation adjustments, net of income tax benefit of $137, zero and zero	(3,269)	19,956	(14,179)
Gain (loss) on derivative instruments, net of income tax of $275, zero and zero	21,742	(16,275)	(31,879)
Comprehensive income	24,022	92,561	4,062
Less: Comprehensive loss attributable to noncontrolling interests	(39,530)	—	—
Comprehensive income attributable to Weber Inc.	$63,552	$92,561	$4,062
The accompanying notes are an integral part of these consolidated financial statements.

Weber Inc.
Consolidated Statements of Equity (Deficit)

		Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive Income (Loss)
	Members' Equity (Deficit)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain/(Loss) on Derivative Instruments	Retained Earnings	Non-controlling Interests	Total Equity (Deficit)
	(dollars in thousands, except share data)
Balance at September 30, 2018	22,283	—	$—	—	$—	$—	$—	$—	$(34,232)	$8,029	$—	$—	$(3,920)
Capital contributions	550	—	—	—	—	—	—	—	—	—	—	—	550
Repurchase of members' interest	(87,705)	—	—	—	—	—	—	—	—	—	—	—	(87,705)
Interest income on notes receivable	(66)	—	—	—	—	—	—	—	—	—	—	—	(66)
Notes receivable repayments	819	—	—	—	—	—	—	—	—	—	—	—	819
Net income	50,120	—	—	—	—	—	—	—	—	—	—	—	50,120
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(14,179)	—	—	—	(14,179)
Loss on derivative instruments	—	—	—	—	—	—	—	—	—	(30,507)	—	—	(30,507)
Unit-based compensation	158	—	—	—	—	—	—	—	—	—	—	—	158
Reclassification of realized gain on derivative instruments to net income	—	—	—	—	—	—	—	—	—	(1,372)	—	—	(1,372)
Members’ distributions	(35,658)	—	—	—	—	—	—	—	—	—	—	—	(35,658)
Balance at September 30, 2019	$(49,499)	—	$—	—	$—	—	$—	$—	$(48,411)	$(23,850)	$—	$—	$(121,760)
Capital contributions	125	—	—	—	—	—	—	—	—	—	—	—	125
Interest income on notes receivable	(56)	—	—	—	—	—	—	—	—	—	—	—	(56)
Net income	88,880	—	—	—	—	—	—	—	—	—	—	—	88,880
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	19,956	—	—	—	19,956
Loss on derivative instruments	—	—	—	—	—	—	—	—	—	(20,679)	—	—	(20,679)
Unit-based compensation	142	—	—	—	—	—	—	—	—	—	—	—	142
Reclassification of realized loss on derivative instruments to net income	—	—	—	—	—	—	—	—	—	4,404	—	—	4,404
Application of ASC 842	2,482	—	—	—	—	—	—	—	—	—	—	—	2,482
Members’ distributions	(17,042)	—	—	—	—	—	—	—	—	—	—	—	(17,042)
Balance at September 30, 2020	$25,032	—	$—	—	$—	—	$—	$—	$(28,455)	$(40,125)	$—	$—	$(43,548)

Weber Inc.
Consolidated Statements of Equity (Deficit)

		Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive Income (Loss)
	Members' Equity (Deficit)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain/(Loss) on Derivative Instruments	Retained Earnings	Non-controlling Interests	Total Equity (Deficit)
	(dollars in thousands, except share data)
Balance at September 30, 2020	$25,032	—	$—	—	$—	—	$—	$—	$(28,455)	$(40,125)	$—	$—	(43,548)
Activity prior to the IPO and Reorganization Transactions
Capital contributions	12,094	—	—	—	—	—	—	—	—	—	—	—	12,094
Issuance of common units in connection with acquisition	14,582	—	—	—	—	—	—	—	—	—	—	—	14,582
Repurchase of members’ interest	(188,860)	—	—	—	—	—	—	—	—	—	—	—	(188,860)
Interest income on notes receivable	(42)	—	—	—	—	—	—	—	—	—	—	—	(42)
Notes receivable repayments	981	—	—	—	—	—	—	—	—	—	—	—	981
Net income	54,527	—	—	—	—	—	—	—	—	—	—	—	54,527
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	2,082	—	—	—	2,082
Unit-based compensation	4,941	—	—	—	—	—	—	—	—	—	—	—	4,941
Gain on derivative instruments	—	—	—	—	—	—	—	—	—	6,681	—	—	6,681
Reclassification of realized loss on derivative instruments to net income	—	—	—	—	—	—	—	—	—	8,904	—	—	8,904
Members’ distributions	(315,600)	—	—	—	—	—	—	—	—	—	—	—	(315,600)
Effects of the IPO and Reorganization Transactions
Reorganization Transactions	392,345	32,326,931	32	235,921,684	2	—	—	(27,210)	23,207	21,595	—	(390,054)	19,917
Issuance of Class A common stock in connection with the IPO, net of issuance costs of $21,348	—	17,857,143	18	—	—	—	—	228,330	—	—	—	—	228,348
Noncontrolling interests adjustment for issuance of new LLC units associated with IPO and distribution of proceeds from IPO to HoldCo	—	—	—	—	—	—	—	(209,912)	(1,443)	(1,343)	—	212,698	—
Profits interest modification	—	—	—	—	—	—	—	17,945	—	—	—	84,747	102,692
Proceeds from Greenshoe option (net of issuance costs)	—	1,000,000	1	—	—	—	—	13,299	—	—	—	—	13,300
Repurchase of Class A shares and LLC units with Greenshoe proceeds	—	(122,924)	—	(877,076)	—	—	—	(13,531)	(81)	(75)	—	387	(13,300)
Proceeds from Greenshoe option (net of issuance costs)	—	1,678,571	2	—	—	—	—	22,325	—	—	—	—	22,327

Weber Inc.
Consolidated Statements of Equity (Deficit)

		Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive Income (Loss)
	Members' Equity (Deficit)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain/(Loss) on Derivative Instruments	Retained Earnings	Non-controlling Interests		Total Equity (Deficit)
	(dollars in thousands, except share data)
Repurchase of Class A shares and LLC units with Greenshoe proceeds	—	(206,333)	—	(1,472,238)	—	—	—	(22,752)	(135)	(126)	—	686		(22,327)
Recognition of payables pursuant to the Tax Receivable Agreement resulting from the purchase of LLC units and shares of Class B common stock net of a deferred tax asset of $2,161	—	—	—	—	—	—	—	(7,065)	—	—	—	—		(7,065)
Activity subsequent to the IPO
Interest income on notes receivable	—	—	—	—	—	—	—	(1)	—	—	—	(4)		(5)
Members' distributions	—	—	—	—	—	—	—	17	—	—	—	75		92
Stock-based compensation	—	—	—	—	—	—	—	1,420	—	—	—	6,341		7,761
LTIP modification	—	—	—	—	—	—	—	3,570	—	—	—	15,946		19,516
Recogntion of deferred tax asset associated with LTIP modification	—	—	—	—	—	—	—	(1,171)	—	—	—	—	`	(1,171)
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—		(6,801)	(42,177)		(48,978)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(867)	—	—	(4,484)		(5,351)
Gain on derivative instruments	—	—	—	—	—	—	—	—	—	649	—	3,784		4,433
Reclassification of realized loss on derivative instruments to net income	—	—	—	—	—	—	—	—	—	252	—	1,472		1,724
Distribution to equity holders	—	—	—	—	—	—	—	845	—	—	(845)	—		—
Balance at September 30, 2021	$—	52,533,388	$53	233,572,370	$2	—	$—	$6,109	$(5,692)	$(3,588)	$(7,646)	$(110,583)		$(121,345)
The accompanying notes are an integral part of these consolidated financial statements.

Weber Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Operating activities
Net income	$5,549	$88,880	$50,120
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation	27,082	29,112	32,731
Provision for amortization of intangible assets	17,220	13,235	13,586
Provision for amortization of deferred financing costs	3,803	2,935	2,022
Deferred income tax (benefit) expense	(12,954)	445	(190)
Management incentive plan compensation, net of forfeitures	—	4,372	(1,604)
(Gain) loss from investments in unconsolidated affiliates	(5,505)	4,604	1,025
Impairment of assets	—	—	12,568
Gain on disposal of assets held for sale	(5,185)	—	—
Stock/unit-based compensation	131,176	142	158
Loss from early extinguishment of debt	5,448	—	—
Changes in operating assets and liabilities
Accounts receivable	(7,320)	(25,511)	(20,755)
Inventories	(99,506)	(44,179)	84,805
Prepaid expenses and other current assets	(25,227)	(16,711)	4,196
Trade accounts payable	12,996	196,213	(41,769)
Accrued expenses	(1,701)	52,115	(3,274)
Income taxes payable	(4,189)	4,193	481
Other	12,404	(4,667)	(7,632)
Net cash provided by operating activities	54,091	305,178	126,468
Investing activities
Proceeds from disposal of property, equipment and leasehold improvements	14,029	7,207	19
Additions to property, equipment and leasehold improvements	(63,534)	(29,414)	(25,507)
Payments for investments	—	—	(41,769)
Payments for acquisitions	(128,514)	—	—
Net cash used in investing activities	(178,019)	(22,207)	(67,257)
Financing activities
Proceeds from issuance of long-term debt	1,250,000	—	—
Payments for deferred financing costs	(27,703)	(3,233)	(1,671)
Payments for capitalized offering costs	(7,043)	—	—
Payments under agreement with iDevices	(339)	(1,640)	(2,188)
Interest rate swap settlement payments	(5,380)	—	—
Proceeds from contribution of capital, net	13,075	125	1,369
Proceeds from Initial Public Offering	237,500	—	—
Proceeds received from Greenshoe option	35,627	—	—
Repurchase of Class A shares and LLC units	(35,627)	—	—
Repurchase of members’ interests	(188,860)	—	(87,705)
Members’ distributions	(315,508)	(17,042)	(35,658)
Proceeds from financing obligation	—	39,500	—
Borrowings from revolving credit facility	217,000	497,462	735,865
Payments on revolving credit facility	(217,000)	(674,162)	(621,849)
Payments of long-term debt	(845,725)	(33,550)	(36,250)
Payment for the acquired Q Grill Trademark	—	(18,000)	—
Service on financing obligation	(514)	(2,700)	(2,641)
Net cash provided by (used in) financing activities	109,503	(213,240)	(50,728)

Weber Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Effect of exchange rate changes on cash and cash equivalents	(1,850)	9,396	851
(Decrease) increase in cash and cash equivalents	(16,275)	79,127	9,334
Cash and cash equivalents at beginning of period	123,792	44,665	35,331
Cash and cash equivalents at end of period	$107,517	$123,792	$44,665
Supplemental disclosures of cash flow information:
Cash paid for interest	$56,456	$43,095	$39,988
Cash paid for income taxes, net of refunds of $4,336, $730 and $490, respectively	$20,517	$10,295	$13,788
Supplemental disclosures of non-cash investing and financing information:
Property and equipment included in accounts payable and accrued expenses	$32,561	$5,517	$7,708
Capitalized offering costs included in accounts payable and accrued expenses	$2,109	$—	$—
Settlement of existing relationship through business combination	$9,776	$—	$—
Issuance of common units for business acquisition	$14,582	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Weber Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies
Description of Business
Weber Inc. (“Weber,” “Company,” “we,” and “our”), a Delaware corporation, was formed in April 2021 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, facilitating organizational transactions and to operate the business of Weber HoldCo LLC and its consolidated subsidiaries. The Company historically conducted its business through Weber-Stephen Products LLC prior to the IPO. Following the IPO, Weber Inc. is a holding company and its sole asset is a controlling equity interest in Weber HoldCo LLC, a Delaware limited liability company formed in April 2021. As part of the IPO and the associated transactions described below, Weber-Stephen Products LLC became a wholly owned subsidiary of Weber HoldCo LLC, and will continue as the primary operating company.
Weber, together with its affiliates, is an outdoor cooking company in the global outdoor cooking market. Our product portfolio includes traditional charcoal grills, gas grills, smokers, pellet grills, electric grills and related accessories. Our full range of products are sold in 78 countries.
We are headquartered in Palatine, Illinois, and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WEBR.”
Initial Public Offering and Reorganization Transactions
In August 2021, the Company completed its IPO and consummated the transactions outlined below (collectively referred to as the “Reorganization Transactions”). All of Weber-Stephen Products LLC’s outstanding equity interests prior to the IPO were owned by the following persons and entities, referred to as the “Pre-IPO LLC Members”:
•BDT WSP Holdings, LLC, an entity controlled by BDT Capital Partners, LLC, the Company’s sponsor;
•WSP Investment LLC, an entity held by the Stephen family;
•Weber-Stephen Management Pool LLC, an entity held by current and former members of the Company’s management team and directors; and
•certain other historical equityholders.
The Reorganization Transactions
Reorganization
In connection with the closing of the IPO, the following Reorganization Transactions were consummated:
•Weber Merger Sub, LLC (“Weber Merger Sub”), a subsidiary of Weber Inc. formed in April 2021, merged with and into BDT WSP Blocker, LLC (“Blocker”), an entity controlled by BDT Capital Partners, LLC, our sponsor, with Blocker surviving the merger. As a result, (i) the Blocker equityholders received Class A common stock of Weber Inc. in exchange for their equity interests in Blocker, (ii) the nominal shares of Weber Inc. held by Weber-Stephen Products LLC were canceled for no consideration (because Weber Inc. was originally formed as a subsidiary of Weber-Stephen Products LLC) and (iii) Weber Inc. became wholly owned by the former Blocker equityholders;
•Blocker then merged with and into Weber Inc., with Weber Inc. surviving the merger. Weber Inc.’s certificate of incorporation was amended to authorize the issuance of two classes of common stock: Class A common stock and Class B common stock, which we refer to collectively as our “common stock.” Each share of Class A common stock and Class B common stock will entitle its holder to one vote per share on all matters submitted to a vote of our stockholders;
•WSP Merger Sub, a subsidiary of WSP Intermediate formed in April 2021, merged with and into Weber-Stephen Products LLC, with Weber-Stephen Products LLC surviving the merger. As a result, (i) the Pre-IPO LLC Members received non-voting common interest units (the “LLC Units”) in Weber HoldCo LLC in exchange for all of their equity interests in Weber-Stephen Products LLC, (ii) Weber-Stephen Management Pool LLC received LLC Units in exchange for all equity interest that it holds in Weber-Stephen Products LLC and profits interests in Weber HoldCo LLC with terms substantially similar to the terms of the profits interests that it holds in Weber-Stephen Products LLC and (iii) Weber-Stephen Products LLC became a wholly owned subsidiary of Weber HoldCo LLC;

•An amended limited liability company operating agreement (“Amended LLC Agreement”) was adopted for Weber HoldCo LLC making Weber Inc. the sole managing member of Weber HoldCo LLC;
•Pre-IPO LLC Members were issued shares of Weber Inc.’s Class B common stock in an amount equal to the number of LLC Units held by each such Pre-IPO LLC Member;
•Weber Inc. issued 17.9 million shares of its Class A common stock to the public pursuant to the IPO; and
•Weber Inc. entered into a tax receivable agreement with the Pre-IPO LLC Members.
With the Reorganization Transactions and IPO executed, Weber Inc. now manages and operates the business and controls the strategic decisions and day-to-day operations of Weber HoldCo LLC and its subsidiaries, and also has a substantial financial interest in Weber HoldCo LLC. As such, Weber Inc. will consolidate the financial results of Weber HoldCo LLC, and a portion of Weber Inc.’s net income will be allocated to noncontrolling interests to reflect the entitlement of the Pre-IPO LLC Members to a portion of Weber HoldCo LLC’s net income. Under the Amended LLC Agreement, Weber HoldCo LLC is also required from time to time to make pro rata distributions in cash to Weber Inc. and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Weber HoldCo LLC. In addition, because Weber HoldCo LLC is under the common control of BDT Capital Partners, LLC before and after the Reorganization Transactions, Weber Inc. accounted for the Reorganization Transactions as a reorganization of entities under common control and initially measured the interests of the Pre-IPO LLC Members in the assets and liabilities of Weber HoldCo LLC at their carrying amounts as of the date of the completion of the Reorganization Transactions.
The IPO
In connection with the completion of the IPO, the Company issued 17.9 million shares of Class A common stock to the purchasers of the IPO. The Company used the net proceeds from the offering to acquire 17.9 million newly issued LLC Units from Weber HoldCo LLC at a price per LLC Unit equal to the IPO price of the Company's Class A common stock minus underwriting discounts, which represented an aggregate price of $237.5 million. Weber HoldCo LLC used the proceeds from the sale of the LLC Units to the Company as follows: (i) to pay fees and expenses of approximately $17.4 million in connection with the offering and the Reorganization Transactions and (ii) to repay $220.1 million of the outstanding borrowings under the Secured Credit Facility. The Company capitalized $9.2 million of the fees and expenses related to the offering, which were recorded as a reduction of equity generated as a result of the offering.
Greenshoe Shares
Subsequent to the IPO, the underwriters exercised the options granted to them to purchase additional shares of the Company. A total of 2.7 million shares of Class A common stock was purchased. The Company used the net proceeds from the offering to acquire (i) 0.3 million shares of Class A common stock from Blocker equityholders, and (ii) 2.3 million of LLC Units from Weber HoldCo LLC, in each case, at a price per share and per LLC Unit equal to the IPO price of the Company’s Class A common stock, minus underwriting discounts, which represented an aggregate price of $35.6 million. Weber HoldCo LLC used the proceeds to buy back LLC Units from existing Weber HoldCo LLC unit holders.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of Weber Inc. were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. Weber HoldCo LLC is considered a variable interest entity. Weber Inc. is the primary beneficiary of Weber HoldCo LLC and has decision making authority that significantly affects the economic performance of this entity. As a result, Weber Inc. consolidates the financial statements of Weber HoldCo LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests reflect the entitlement of the Pre-IPO LLC Members to a portion of Weber HoldCo LLC’s net income (loss).
As the Reorganization Transactions are considered transactions between entities under common control, the consolidated financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, Weber Inc. had no operations.
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
Cash and Cash Equivalents
The Company considers all investments with initial maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts with major financial institutions in the U.S. and in countries where the Company’s subsidiaries operate in the form of demand deposits. Deposits in these institutions may exceed amounts of insurance provided on such accounts. The Company has not experienced any losses on its deposits of cash and cash equivalents.
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
The Company has elected to account for shipping and handling activities as a fulfillment cost. Accordingly, all shipping and handling activity costs are recognized as Selling, general and administrative expenses at the time the related revenue is recognized. The Company recognized shipping and handling activity costs of $163.8 million, $116.3 million and $102.1 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. Amounts invoiced to customers for shipping and handling are recorded in Net sales. Any taxes collected on behalf of government authorities are excluded from Net sales.
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
The Company’s allowances are as follows (dollars in thousands):

Balance at September 30, 2019	$2,858
Charges (credits) to the provision, net	1,112
Accounts written off, net of recoveries	(708)
Balance at September 30, 2020	3,262
Charges (credits) to the provision, net	591
Accounts written off, net of recoveries	(1,233)
Balance at September 30, 2021	$2,620
Inventories
Inventories include finished products and work-in-process and materials associated with production and are valued at the lower of cost or market (net realizable value) using the first-in,first-out method. In evaluating net realizable value, appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors.
The components of inventory are as follows:

	September 30,
	2021	2020
	(dollars in thousands)
Work-in-process and materials	$60,367	$33,343
Finished products	272,254	199,984
Total inventories, net	$332,621	$233,327
Property, Equipment and Leasehold Improvements
The Company provides for depreciation and amortization of buildings, equipment and leasehold improvements using the straight-line method over their estimated useful lives. The estimated useful life for leasehold improvements, buildings and equipment and computer software are as follows:

Estimated Useful Life
Leasehold improvements	Lesser of remaining lease term or useful life of the asset
Buildings	10-40 years
Equipment and computer software	3-15 years
Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized.
Costs incurred during the development stage of internal-use software projects are capitalized and amortized over the estimated useful life of the related project. Costs incurred prior to the development stage, as well as costs for maintenance, data conversion, training, and other general and administrative costs, are expensed as incurred.
During the fiscal year ended September 30, 2020, the Company determined that one of its manufacturing sites was considered to be assets held for sale, since the asset group was being marketed for sale and all the criteria to be classified as held for sale under Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, had been met. The related buildings and its content were vacated and the Company no longer required these assets for its future operations. The carrying value of these assets was $8.3 million as of September 30, 2020 and was recorded within Property, equipment and leasehold improvements, net. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. On December 30, 2020, the Company disposed of this manufacturing site, for net cash proceeds of $13.5 million which resulted in a gain of $5.2 million.

Goodwill and Other Intangibles
Finite-lived intangible assets, which primarily consist of trademarks, customer lists, patents and developed technology, are stated at historical cost and amortized using the straight-line method (which reflects the pattern of how the assets’ economic benefits are consumed) over the assets’ estimated useful lives, which range from 15 to 20 years for trademarks and customers lists and 10 to 14 years for patents and are 15 years for developed technology.
The Company performs reviews for impairment of intangible assets subject to amortization whenever adverse events or circumstances indicate that the carrying value of an asset may not be recoverable. Important factors that may trigger an impairment review include but are not limited to:
•significant underperformance relative to expected historical or projected future operating results;
•significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•significant negative industry or economic trends; and
•significant decline in the Company’s estimated enterprise value relative to carrying value.
When indicators of impairment are present, the Company evaluates the carrying value of the intangible assets subject to amortization in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company adjusts the net book value of the intangible assets subject to amortization to fair value if the sum of the expected future cash flows is less than book value.
The Company evaluates indefinite-lived intangible assets and goodwill for possible impairment during the fourth quarter of the Company's fiscal year or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
An intangible asset with an indefinite life (a major trademark) is evaluated for possible impairment by first making a qualitative evaluation about the likelihood of impairment to determine whether it should then calculate the fair value of the asset compared to the carrying value.
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual impairment review of goodwill during the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment of its goodwill exist, to determine whether the carrying value of the recorded goodwill is impaired. When assessing goodwill for impairment, the Company considers (i) the amount of excess fair value over the carrying value of each reporting unit, (ii) the period of time since a reporting unit’s last quantitative test and (iii) other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting units are less than their respective carrying values. Examples of qualitative factors that the Company assesses include its financial performance, market and competitive factors in its industry and other events specific to its reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative impairment test by comparing reporting unit carrying values to estimated fair values. See Note 3 for further information.
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
Foreign Currency Transactions and Translation
Gains or losses on foreign currency transactions during the fiscal year have been included in the accompanying consolidated statements of income. The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currencies. Accordingly, assets and liabilities of foreign affiliates are translated at current exchange rates, and operations accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of comprehensive income.

Income Taxes
Income taxes consist of U.S. federal, state and international taxes for jurisdictions in which we conduct business. Deferred income taxes arise from temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If based upon all available positive and negative evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. The valuation allowance may be reversed in a subsequent reporting period if the Company determines that it is more likely than not that all or part of the deferred tax asset will become realizable.
In accordance with ASC 740, Income Taxes, the Company evaluated the technical merits of its income tax positions and has established income tax reserves for uncertain tax positions for the fiscal years ended September 30, 2021, 2020 and 2019. The Company’s practice is to recognize interest and penalties related to income tax matters in Income tax expense in the consolidated statements of income. See Note 9 for further information.
Derivative Instruments
During the fiscal years ended September 30, 2021, 2020 and 2019, the Company used interest rate swap contracts to reduce its exposure to fluctuations in interest rates. During the fiscal years ended September 30, 2021, 2020 and 2019, the Company also entered into foreign currency forward contracts to reduce its exposure to fluctuations in foreign currency denominated sales and the respective cash flows impacting Gross profit. When entered, these foreign currency forward contracts are designated as cash flow hedges of underlying exposures and de-designated when the foreign currency denominated sale of inventory is made to a third party. The gains or losses from changes in the fair value of foreign exchange contracts de-designated as cash flow hedges are recorded in Foreign currency (gain) loss.
During the fiscal years ended September 30, 2021 and 2020 the Company used commodity index contracts to reduce its exposure to fluctuations in cash flows relating to the purchases of aluminum and steel-based components and raw materials impacting Gross profit.
Cash flows related to the settlement of derivative instruments designated as cash flow hedges are classified within operating activities. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive income (loss) and reclassified to earnings when the hedged item affects earnings.
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. The Company deals with only investment-grade counterparties and monitors the overall credit risk and exposure to individual counterparties. The Company did not experience any nonperformance by a counterparty during the fiscal years ended September 30, 2021, 2020 or 2019. The Company did not require, nor did it post, collateral or security on such contracts.
Business Combinations
The Company allocates the fair value of the purchase consideration of its acquired businesses to the tangible assets, liabilities assumed, and intangible assets acquired based on the estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Transaction costs are recognized separately from the business combination and are expensed as incurred.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income attributable to Weber Inc. by the weighted average number of Class A common stock outstanding during the period. Restricted stock units ("RSUs") awarded as part of the Company’s stock compensation program are included in the weighted-average Class A common shares outstanding in the calculation of basic earnings per share once the units are fully vested. Diluted earnings (loss) per share is calculated by giving effect to the potentially dilutive weighted average impact of profits interest awards, RSUs, and HoldCo LLC Units that are convertible into our Class A common stock when paired with an equal number of Class B common stock (together referred to as "Paired Interests").

Equity Based Compensation
Stock-Based Compensation
The Company measures stock-based compensation at fair value on the grant date, or modification date if applicable, of the award. The fair value of RSUs is determined based on the number of shares granted and the quoted market price of the Company’s Class A common stock on the date of grant or modification. For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized over the service period of the awards based on the graded-vesting method. We account for forfeitures as they occur. Stock-based compensation is classified in the consolidated statements of income based on the function to which the related services are provided.
Unit-Based Compensation
As described within the Change in Accounting Principle section below, in anticipation of becoming a public company, the Company changed its methodology for valuing the profits interest units and Management Incentive Compensation Plan ("LTIP") awards from the intrinsic value methodology to fair value during the fiscal year ended September 30, 2021. Prior to the IPO, both the LTIP awards and the profits interest units were liability classified. Both awards were modified from liability-based awards to equity-based awards during the fiscal year ended September 30, 2021. As such, the awards were remeasured on the modification date, with any changes in fair value recognized in compensation expense. No subsequent remeasurement will be performed unless additional modifications are made to the awards. Compensation expense associated with the awards is recognized over the service period of the awards based on the graded-vesting method.
The value of the LTIP awards prior to modification was based on achievement of performance metrics established by the Compensation Committee of the Board of Directors. The value of the awards at the end of each reporting period was dependent upon the Company’s estimates of the underlying performance measures. As the units issued were based on performance metrics, the expense was adjusted for the ultimate number of units expected to be issued as of the end of each reporting period prior to the IPO.
The fair value of the profits interest units was estimated using the Black-Scholes option-pricing valuation model. The determination of fair value using an option-pricing model is affected by the Company’s enterprise value as well as assumptions pertaining to several variables, including expected volatility, the expected term of the unit and the risk-free rate of interest. In the option-pricing model for the Company’s profits interest units, expected volatility was based on an analysis of reported data for a group of guideline publicly traded companies. For this analysis, the Company selected companies with comparable characteristics including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the units. The Company determined expected volatility using an average of the historical volatilities of the guideline group of companies. The expected term of the unit was based on expected exercise patterns of unit holders and the risk-free rate of interest was based on U.S. Treasury yields.
Advertising Costs
The Company expenses advertising costs upon the first display of the advertisement and includes advertising expenses in Selling, general and administrative expenses in the consolidated statements of income. The Company incurred advertising expenses of $110.1 million, $68.7 million and $53.8 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
Research and Development Costs
Research and development costs are charged to expense as incurred and included in Selling, general and administrative expenses in the consolidated statements of income. The Company incurred research and development expenses of $42.8 million, $18.2 million and $12.6 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
Change in Accounting Principle
Profits interest units and LTIP awards historically were accounted for as liability compensatory awards under ASC 710, Compensation—General, and valued using the intrinsic value method, as permitted by ASC 718, Compensation—Stock Compensation, for nonpublic entities. In anticipation of becoming a public company, as defined in ASC 718, the Company changed its methodology for valuing the profits interest units and LTIP awards during the fiscal year ended September 30, 2021. The change resulted in additional compensation expense of $12.5 million during the fiscal year ended September 30, 2021. The effect of the change represents the difference in compensation costs measured using the intrinsic value method and the fair value method. The LTIP awards were not impacted by the change in valuation methods due to the nature of the grant terms and underlying calculation.
New Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. The guidance is temporary and can be applied through December 31, 2022. The guidance has not impacted the consolidated financial statements to date. The Company will continue to monitor the impact of the ASU on our consolidated financial statements in the future.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 intended to simplify various aspects of accounting for income taxes. The Company elected to early adopt ASU 2019-12 effective October 1, 2019. Certain components of this guidance were adopted on a prospective basis with the remaining components adopted on a modified retrospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud-computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The Company adopted this ASU effective October 1, 2020 using the prospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 requires entities to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Amendments in this guidance also require disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issues of Level 3 assets and liabilities, and clarify that the measurement uncertainty disclosure is as of the reporting date. The guidance removes requirements to disclose the amounts and reasons for transfers between Level 1 and Level 2, policy for timing between of transfers between levels, and the valuation processes for Level 3 fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the provisions of this ASU effective October 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will require entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. The Company adopted this ASU effective October 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements Issued but Not Yet Adopted
No recent accounting pronouncements were issued by the FASB that are believed by management to have a material impact on the Company’s future financial statements.
2. Acquisitions
Equity Method Investment
During the fiscal year ended September 30, 2019, the Company executed an agreement with June Life, Inc. (“June”), a smart appliance and technology company, to purchase $23.0 million of June’s preferred stock and $1.3 million of June’s common stock. The common stock investment represented 6% of the total outstanding common stock of June, and the total combined equity investment represented less than 20% of the voting interest in June.
The Company also entered into a license and development agreement with June to license certain software and other technology owned by June and adapt this technology to certain products of the Company. The license and development agreement included provisions for the Company to pay June royalties at varying rates based on the quantities and type of product sold containing the licensed technology.
The Company determined it had significant influence over June due to the substantial impact of the license and development agreement on June’s operating results and cash flows. As a result, the Company accounted for the investment in June as an equity method investment and recorded its share of June’s earnings or losses. During the fiscal years ended September 30, 2021, 2020 and 2019, the Company recorded equity method losses of $1.4 million, $4.6 million and $1.0 million, respectively, with an offsetting decrease in its investment in June.
As described below, the Company acquired the remaining equity interest in June during fiscal year 2021 and fully consolidated the entity. At acquisition, the Company remeasured the fair value of its existing equity interest, which exceeded the carrying amount of the investment and resulted in a pre-tax gain of $6.9 million. The gain offset with the equity method loss of $1.4 million was recorded within (Gain) loss from investments in unconsolidated affiliates during the fiscal year ended September 30, 2021. The carrying value of the investment in June was $18.6 million as of September 30, 2020 and was recorded in Other long-term assets.
June Acquisition
On January 12, 2021, the Company acquired all of the remaining outstanding stock of June. The purpose of the acquisition was primarily to advance consumer experiences through the use of embedded technology in its products and higher quality digital products.
The composition of the purchase price recorded for June was as follows (dollars in thousands):

Cash	$108,285
Fair value of equity interest	24,144
Settlement of existing contractual relationship	9,776
Total	$142,205
Prior to the acquisition, the Company held an existing equity interest in June, which was historically accounted for as an equity method investment. Upon completion of the merger agreement, June became a wholly-owned subsidiary of the Company. At the time of acquisition, the fair value of the existing equity interest totaled $24.1 million, which was based on per share prices paid to the sellers of common stock and preferred stock on acquisition.
The June license and development agreement, was deemed to be an existing contractual relationship. As a result of the business combination, the Company recorded this arrangement as consideration at its January 12, 2021 fair value, which resulted in an increase in goodwill of $9.8 million.
The results of operations for June have been included in the consolidated statements of income since the acquisition date, which were not material. June operations are reflected within the Americas reportable segment. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the Company’s net sales and results of operations, either individually or in aggregate.
The September 30, 2021 consolidated balance sheet includes the assets and liabilities of June, which have been measured at fair value as of the acquisition date. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities.

The allocation of purchase price recorded for June was as follows (dollars in thousands):

Cash	$6,046
Inventory	480
Accounts receivable	85
Prepaid expenses and other current assets	617
Property and equipment	104
Intangibles	109,700
Goodwill	54,477
Accounts payable	(870)
Accrued expenses	(3,954)
Other long-term liabilities	(24,480)
Total	$142,205
The above fair values of assets acquired and liabilities are based on the information that was available as of the reporting date. Finalization of the valuation during the measurement period could result in a change in the fair value amounts recorded for acquired assets and liabilities. The completion of the valuation will occur no later than one year from the acquisition date.
The goodwill of $54.5 million represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce and expected future synergies. None of the goodwill is expected to be deductible for tax purposes. In the period subsequent to acquisition, the Company recorded a reduction to the deferred tax liability of $6.6 million in its acquisition of June, with a corresponding decrease to goodwill, due to a change in apportionment data in preparation of the 2020 income tax returns.
The Company recognized $24.5 million of net deferred tax liabilities due to the acquisition of June. The deferred tax liabilities have been recorded in Other long-term liabilities in the accompanying consolidated balance sheets.
The amounts allocated to intangible assets are as follows:

Gross Carrying Amount
(dollars in thousands)
Trade names and trademarks	$17,000
Developed software / patented technology	87,000
Non-competition / restrictive covenant agreements	5,700
Total	$109,700
The useful lives assigned to intangible assets are as follows (in years):

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
As a result of the acquisition, the Company recognized $1.2 million of acquisition-related costs which are included in Selling, general and administrative expenses on the Company’s consolidated statements of income.

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
The composition of the purchase price recorded for RMC was as follows (dollars in thousands):

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
The results of operations for RMC have been included in the consolidated statements of income since the acquisition date, which were not material. RMC operations are reflected within the Asia-Pacific (“APAC”) reportable segment. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the Company’s net sales and results of operations, either individually or in aggregate.
The September 30, 2021 consolidated balance sheet includes the assets and liabilities of RMC, which have been measured at fair value as of the acquisition date. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities.
The allocation of purchase price recorded for RMC was as follows (dollars in thousands):

Property and equipment	$432
Reacquired rights	14,300
Other long-term assets	410
Goodwill	27,120
Accrued expenses	(1,405)
Total	$40,857
The above fair values of assets acquired and liabilities are based on the information that was available as of the reporting date. Finalization of the valuation during the measurement period could result in a change in the fair value amounts recorded for acquired assets and liabilities. The completion of the valuation will occur no later than one year from the acquisition date.
The goodwill of $27.1 million represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce and expected future synergies. None of the goodwill is expected to be deductible for tax purposes. In the period subsequent to acquisition, the Company recorded a deferred tax asset of $0.4 million in its acquisition of RMC, with a corresponding decrease to goodwill.
The reacquired rights were valued using MPEEM. The useful life of the reacquired rights were estimated to be 3.3 years. The determination of fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change.
As a result of the acquisition, the Company recognized approximately $0.3 million of acquisition-related costs which are included in Selling, general and administrative expenses on the Company’s consolidated statements of income.

3. Goodwill and Other Intangibles
Goodwill allocated to Weber's reportable segments and changes in the carrying amount of goodwill during the fiscal years ended September 30, 2021 and 2020 are shown below.

	Americas	EMEA	APAC	Total
	(dollars in thousands)
Balance as of September 30, 2019	$19,219	$9,971	$593	$29,783
Foreign exchange	—	751	36	787
Balance as of September 30, 2020	19,219	10,722	629	30,570
Acquisitions	54,477	—	27,120	81,597
Foreign exchange	—	(133)	(1,422)	(1,555)
Balance as of September 30, 2021	$73,696	$10,589	$26,327	$110,612
During the fiscal years ended September 30, 2021 and 2020, the Company performed a qualitative assessment of its goodwill and indefinite-lived intangible assets and noted no impairment. Additionally, the Company did not identify any indicators of impairment for other intangible assets subject to amortization during the fiscal years ended September 30, 2021 and 2020.
The Company’s intangible assets consist of the following:

	September 30, 2021
	Weighted-Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(dollars in thousands)
Trademark—Weber	N/A	$310,000	$—	$310,000
Trademarks—Other	14.6	55,900	(8,079)	47,821
Trademarks, net		365,900	(8,079)	357,821
Customer lists	9.3	91,563	(50,483)	41,080
Patents	7.5	49,428	(47,389)	2,039
In-process research and development	5.3	4,500	(2,100)	2,400
Developed technology	14.3	87,000	(4,139)	82,861
Reacquired rights	2.8	13,568	(2,035)	11,533
Non-compete agreement	2.3	6,300	(1,956)	4,344
Other intangible assets, net		252,359	(108,102)	144,257
Total		$618,259	$(116,181)	$502,078

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(dollars in thousands)
Trademark—Weber	$310,000	$—	$310,000
Trademarks—Other	38,900	(4,935)	33,965
Trademarks, net	348,900	(4,935)	343,965
Customer lists	91,388	(45,684)	45,704
Patents	49,428	(46,156)	3,272
Internally developed software	5,700	(5,700)	—
In-process research and development	4,500	(1,650)	2,850
Non-compete agreement	600	(560)	40
Other intangible assets, net	151,616	(99,750)	51,866
Total	$500,516	$(104,685)	$395,831
The Company’s indefinite-lived intangible assets consist of Trademark—Weber.
The Company expects to record the following amortization expense on intangible assets for each of the next five years and thereafter (dollars in thousands):

2022	$20,661
2023	20,639
2024	18,584
2025	14,648
2026	14,648
Thereafter	102,898
Total	$192,078
Total amortization expense for the Company’s intangible assets was $17.2 million, $13.2 million and $13.6 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
4. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements, net consists of the following:

	September 30,
	2021	2020
	(dollars in thousands)
Land	$6,453	$12,530
Buildings	44,829	52,985
Computer equipment and software	79,286	66,166
Equipment	238,601	209,033
Leasehold improvements	13,156	17,264
Construction-in-progress	32,547	8,075
Gross carrying amount	414,872	366,053
Accumulated depreciation	(252,043)	(257,801)
Total	$162,829	$108,252
Depreciation expense amounted to $27.1 million, $29.1 million and $32.7 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, of which $6.9 million, $5.8 million and $3.7 million related to the amortization of capitalized software costs, respectively. Unamortized software costs were $29.1 million and $15.1 million as of September 30, 2021 and 2020, respectively.
5. Accrued Expenses
Accrued expenses consisted of the following:

	September 30,
	2021	2020
	(dollars in thousands)
Accrued payroll and employee benefits	$59,035	$52,041
Current portion of derivative instruments	14,688	9,620
Current portion of operating lease liabilities	13,040	11,741
Other (1)	63,847	60,466
Total	$150,610	$133,868
______________
(1)Other includes items for accruals such as commissions, freight and distribution costs and taxes.
6. Leases
The Company has various operating lease agreements related to machinery and equipment, vehicles, IT assets, office equipment, real estate and other assets with terms of up to 20 years, inclusive of renewal options the Company is reasonably certain of exercising. The Company does not have any finance leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term. The operating lease right-of-use asset also reflects accrued and prepaid lease expense resulting from the straight-line accounting under prior accounting methods, which is now being amortized over the remaining life of the lease.
Our lease payments are largely fixed. Variable lease payments exist in circumstances such as our payments for a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Variable lease payments are expensed as incurred. Some of our leases include options to extend the lease term. If the Company is reasonably certain to exercise an option to extend a lease, the extension period is included as part of the right-of-use asset and the lease liability. Some of our leases include an option to early terminate the lease. Our leases with an early termination option generally involve a termination payment and therefore the Company is not reasonably certain to terminate them early. As such, our lease term generally does not reflect early termination of our leases. Our leases do not contain any material residual value guarantees or restrictive restrictions or covenants that restrict us from incurring other financial obligations.
At the inception of our contracts the Company determines if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The discount rate for leases is based on our secured incremental borrowing rate since the rate implicit in the lease is not readily determinable.
The Company participated in lease transactions with related parties. See Note 12 for further information.
The following table presents supplemental balance sheet information:

		September 30,
Operating leases	Classification	2021	2020
		(dollars in thousands)
Operating lease right-of-use assets	Operating lease right-of-use assets	$66,962	$48,937
Current operating lease liabilities	Accrued expenses	$13,040	$11,741
Non-current operating lease liabilities	Non-current operating lease liabilities	$55,329	$37,986

The following table presents lease cost:

		Fiscal Years Ended September 30,
Lease cost	Classification	2021	2020
		(dollars in thousands)
Operating lease cost	Selling, general and administrative	$13,771	$12,739
Operating lease cost	Cost of goods sold	927	1,138
Short-term lease cost	Selling, general and administrative	817	476
Variable lease cost	Selling, general and administrative	1,289	3,232
Total lease costs		$16,804	$17,585
For the fiscal years ended September 30, 2021 and 2020, cash payments for operating leases were $14.7 million and $14.5 million and operating lease expense was $14.7 million and $13.9 million, respectively.
The following table presents lease terms and discount rates:

	September 30,
	2021	2020
Weighted average remaining lease term	8.0 years	5.2 years
Weighted average discount rates	4.49%	3.46%
At September 30, 2021, future lease payments under operating leases were as follows (dollars in thousands):

2022	$15,866
2023	13,106
2024	11,573
2025	9,335
2026	7,542
Thereafter	27,201
Total lease payments	84,623
Less: Effect of discounting to net present value	16,254
Present value of lease liabilities	$68,369
The following table presents supplemental cash flow information:

	Fiscal Years Ended September 30,
	2021	2020
	(dollars in thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$30,100	$9,146
Sale-Leaseback Assets and Liabilities
Sale-leasebacks are assessed to determine whether a sale has occurred under ASC 606. If a sale is determined not to have occurred, the underlying “sold” assets are not derecognized and a financing liability is established in the amount of cash received. At such time that the lease expires, the assets are then derecognized along with the financing liability, with a gain or loss recognized on disposal for the difference between the two amounts, if any.

The assets and liabilities relating to the U.S. Manufacturing Facility sale-leaseback transaction are as follows:

	September 30,
	2021	2020
	(dollars in thousands)
Land	$1,580	$1,580
Buildings	29,464	29,464
Accumulated depreciation	(9,453)	(8,091)
Carrying value of net assets	$21,591	$22,953
Current portion of financing obligation	$592	$514
Long-term financing obligation	38,394	38,986
Total financing obligation	$38,986	$39,500
U.S. Manufacturing Facility
On September 30, 2020, the Company entered into a sale-leaseback transaction with a third party, whereby the Company sold its U.S. Manufacturing Facility for proceeds of $39.5 million. As of September 30, 2020, the land and building had a net carrying value of $23.0 million. The Company leased the facility for a term of 15 years with options to extend the lease for four additional periods of five years each. The annual cash rental payments due under the lease agreement in the first year were $2.3 million and increase each year by 2.25% through the end of the lease term.
Under the provisions of ASC 842, Leases, the Company determined that indicators of control transfer were not met, as the Company has an option to renew the lease for substantially all of the remaining economic life of the facility, and as such, the sale of the facility does not qualify for sale-leaseback treatment. The Company further determined that the land would have been classified as a finance lease, and as such also did not transfer control. The Company accounted for the sale of the facility and land as a failed sale in accordance with ASC 842, accounting for the transaction as a financing arrangement. The financing method resulted in the cash proceeds of $39.5 million being offset by a financing obligation liability. The Company allocates the lease payments as amortization of the financing obligation. The assets sold were recorded in Property, equipment and leasehold improvements, net with continued depreciation over their estimated useful life.
Europe Manufacturing Facility
During the fiscal year ended September 30, 2020, the Company acquired land in Poland for $6.0 million as part of plans to develop a manufacturing facility in Europe. The land acquisition included a commitment to the municipality to spend approximately $30.3 million in the form of capital investment. The Company subsequently sold the land and entered into a lease agreement with the owner of the land (landlord), who committed to build a manufacturing facility on the property for the Company’s use. The construction and development of the facility by the landlord is anticipated to satisfy the commitment to the municipality upon completion by December 31, 2021. The sale of the land qualified as a successful sale and leaseback, as the Company successfully transferred control to the landlord at the time of sale. The Company further determined that the Company does not control the asset under construction, and was therefore not deemed the accounting owner of the asset under construction.
The lease term is 15 years and commenced upon completion of the facility, which occurred during the third quarter of the fiscal year ended September 30, 2021. Upon commencement, the Company recorded a right-of-use asset and a lease liability. In addition, the Company has options to extend the lease term for five-year periods as allowed by local laws and regulatory requirements. The annual cash rental payments due under the lease agreement in the first year are $2.4 million and will increase each year by the increase in the Harmonized Index of Consumer Prices or 1.25%, whichever is lower, through the end of the lease term. This lease also requires the Company to pay real estate taxes and maintenance costs on the facility.

7. Debt
Long-term debt consists of the following:

	September 30,
	2021	2020
	(dollars in thousands)
Secured Credit Facility Term Loan, due October 2027	$1,020,525	$—
Senior Facility, due December 2022	—	616,250
Total borrowings	1,020,525	616,250
Deferred financing costs	(17,692)	(4,341)
Original issue discount	(5,515)	—
Total debt	997,318	611,909
Less: current portion of long-term debt and other borrowings	(12,500)	(36,250)
Total long-term debt	$984,818	$575,659
Aggregate maturities of long-term debt as of September 30, 2021 are as follows (dollars in thousands):

2022	$12,500
2023	12,500
2024	12,500
2025	12,500
2026	12,500
Thereafter	958,025
$1,020,525
Secured Credit Facility
On October 30, 2020, the Company retired its existing senior credit facility (“Senior Facility”) and entered into a new credit facility (“Secured Credit Facility”) with a syndicate of financial institutions and investors. The Secured Credit Facility includes an initial term loan (“Term Loan”) of $1,250.0 million and a revolving credit facility (“Revolving Loan”) with a maximum commitment of $300.0 million. The proceeds from the Term Loan were used, in part, to pay off the outstanding balance of $616.3 million on the Senior Facility. Under the Secured Credit Facility, the Company’s U.S.-based assets, excluding real estate, are pledged as collateral, including its interests in certain foreign subsidiaries.
In connection with the Secured Credit Facility, the Company paid financing costs totaling $26.7 million, of which $25.2 million related to the Term Loan and $1.5 million related to the Revolving Loan, during the fiscal year ended September 30, 2021. The Term Loan costs included an original issue discount of $6.3 million. The financing costs and original issue discount were recorded as deferred financing costs in the consolidated balance sheets and are amortized over the remaining lives of the respective borrowing.
Under extinguishment accounting, the Company recorded a $5.4 million Loss from early extinguishment of debt in the consolidated statements of income, representing a write-off of unamortized deferred financing costs. This loss consisted of $4.2 million related to the Senior Facility term loan and $1.2 million related to Senior Facility revolving loan.
During the fourth quarter of fiscal year 2021, the Company amended the Secured Credit Facility to allow for the IPO and align the timing of quarterly debt covenant submissions with public company reporting requirements. In connection with these amendments, the Company paid financing costs totaling $1.0 million, which were recorded as deferred financing costs in the consolidated balance sheets and are amortized over the remaining life of the Term Loan.
The Term Loan matures on October 30, 2027. Principal payments on the Term Loan commenced on March 31, 2021, and are payable quarterly at scheduled amounts, with the balance due at maturity. At the Company’s option, the Term Loan interest rate is based on either (i) London Interbank Offered Rate (“LIBOR”) for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.75%), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus

1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. As of September 30, 2021, the interest rate on the Term Loan was LIBOR plus 3.25%. Interest is payable on the last business day of the month for the relevant interest period selected.
The Revolving Loan matures on October 30, 2025, and it provides for borrowings of a maximum commitment of $300.0 million and up to $30.0 million for the issuance of standby and commercial letters of credit. The Revolving Loan also provides for $25.0 million for swingline loans and no sub-limit for multicurrency borrowings that reduce the amount of available borrowings. The proceeds of any borrowings made under the Revolving Loan can be used to finance working capital needs, member distributions, acquisitions, capital expenditures and for other general purposes. As of September 30, 2021, the Revolving Loan had borrowings outstanding of zero and letters of credit issued of $6.4 million leaving $293.6 million of available borrowing capacity. Commitment fees are based on the unused portion of the Revolving Loan at a rate of 0.30%, which can fluctuate based on the average leverage ratio.
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
The Secured Credit Facility contains certain restrictive covenants relating to, among other things, limitations on indebtedness, transactions with affiliates, sales of assets, acquisitions, and members’ distributions. In addition, above a certain borrowing level, there is a financial covenant relating to the Company’s average leverage ratio. As of September 30, 2021, the Company was in compliance with all debt covenants.
8. Derivative Instruments
Interest Rate Swap Contracts
The Company uses interest rate swap contracts to minimize the effect of fluctuating variable interest rates under the Senior Facility and the Secured Credit Facility on Interest expense within its reported operating results. As cash flow hedges, the interest rate swaps are revalued at current market rates, with the changes in valuation reflected directly in Other comprehensive income (loss). The gains or losses on the interest rate swaps reported in Accumulated other comprehensive income (loss) in equity are reclassified into Interest expense in the periods in which the monthly interest settlement is paid on the interest rate swap.
The notional values of the Company’s outstanding interest rate swap contracts were as follows:

	September 30,
	2021	2020
	(dollars in thousands)
Interest rate swap contracts	$1,220,000	$410,000
On October 30, 2020, the Company completed a series of transactions to amend and extend certain interest rate swap agreements by an additional three years. These interest rate swap transactions consisted of the following: (i) $360.0 million of the interest rate swaps were de-designated as cash flow hedges, (ii) the Company entered into a $360.0 million pay-variable received-fixed interest rate swap which was designed to economically offset the terms of the $360.0 million of swaps in (i) and which are not designated as cash flow hedges, and (iii) the Company entered into a $500.0 million new pay-fixed interest rate swap with an extended maturity. The new pay-fixed interest rate swaps is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge (see discussion of cash flow presentation below).
At the time of the de-designation of the above $360.0 million in interest rate swaps, there was approximately $38.2 million of unrealized losses recorded in Accumulated other comprehensive income (loss). This amount will be amortized to interest expense through the remaining term of the original de-designated swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The $360.0 million of interest rate swaps de-designated as cash flows hedges and the $360.0 million of offsetting swaps will be marked to market with changes in fair value recognized, along with the fixed and variable payments on these swaps, in interest expense which are expected to nearly offset each other. The Company presents the derivatives on a gross basis on the balance sheet.
The new pay-fixed interest rate swap is a hybrid instrument in accordance with ASC 815, Derivatives and Hedging, consisting of a financing component and an embedded at-market derivative. The financing component is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value on the balance sheet and designated as a cash flow hedge. This new 500.0 million swap is indexed to one-month LIBOR and is net settled on a monthly basis with the counterparty for the difference between the fixed rate of 2.2025% and the variable rate based upon one-month LIBOR (subject to a floor of 0.75%) as applied to the notional amount of the swap. In connection with the transactions discussed above, no cash was exchanged between the Company and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. Cash settlements related to interest rate contracts will generally be classified as operating activities on the consolidated statements of cash flows. The cash flows related to the portion of the hybrid instrument treated as debt are classified as financing activities in the consolidated statements of cash flows while the portion treated as an at-market derivative is classified as operating activities.
See Note 13 for further information.
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
The notional values of the Company’s outstanding foreign currency forward contracts were as follows:

	September 30,
	2021	2020
	(dollars in thousands)
Foreign currency forward contracts	$28,254	$5,730
See Note 13 for further information.
Cash Flow Hedges Impact on the Consolidated Statements of Comprehensive Income
For derivatives designated as cash flow hedges, the gain (loss) recognized in Other comprehensive income (loss) was:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Interest rate swap contracts	$11,429	$(20,490)	$(30,690)
Foreign currency forward contracts	(117)	(189)	183
Total gain (loss) recognized	$11,312	$(20,679)	$(30,507)

Cash Flow Hedges Impact on the Consolidated Statements of Income
For derivatives designated as cash flow hedges, the gain (loss) reclassified from Accumulated other comprehensive income (loss) into the consolidated statements of income was:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Interest rate swap contracts	$10,456	$(4,347)	$1,189
Foreign currency forward contracts	249	(57)	183
Total gain (loss) reclassified	$10,705	$(4,404)	$1,372
For derivatives de-designated as cash flow hedges and economic hedges on foreign currency denominated receivables, the (gain) loss recognized directly into Foreign currency (gain) loss in the consolidated statements of income was:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Foreign currency forward contracts	$554	$548	$(4,093)
As of September 30, 2021, the Company estimates that it will recognize approximately $10.7 million of losses associated with the above contracts in net income within the next 12 months.
Commodity Index Contracts
The Company enters into commodity index contracts to minimize the effect of fluctuating variable costs relating to the purchases of aluminum and steel-based components and raw materials. The commodity index contracts are accounted for as financial instruments and the Company did not apply hedge accounting. The Company did not enter into commodity index contracts during the fiscal year ended September 30, 2019.
As financial instruments, the commodity index hedges are revalued at current commodity index rates with the changes in the valuation reflected directly in Cost of goods sold. The Company recorded a corresponding (gain) loss on the change in fair market value as follows:

	September 30,
	2021	2020	2019
	(dollars in thousands)
Commodity index contracts	$(7,494)	$101	$—
See Note 13 for further information.

9. Income Taxes
The components of income before income taxes were as follows:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
U.S.	$(75,423)	$80,229	$36,665
Foreign	78,471	27,067	28,024
Total	$3,048	$107,296	$64,689
The income before income taxes above includes the pre- and post-IPO periods during the fiscal year ended September 30, 2021. Prior to the IPO the Company, through its subsidiary, Weber-Stephen Products LLC, was structured as a partnership and therefore, was subject to certain LLC entity-level taxes and foreign taxes but generally not subject to

U.S. federal income taxes. As part of the Reorganization Transactions described in Note 1, the Company created a C Corporation, and is now subject to U.S. federal, state and foreign taxes.
Significant components of income tax expense (benefit) were as follows:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Current
U.S. Federal	$(3,743)	$—	$—
State & Local	180	153	119
Foreign	19,521	13,214	13,615
Total current income tax expense	15,958	13,367	13,734
Deferred
U.S. Federal	(11,032)	—	—
State & Local	(1,384)	—	—
Foreign	(538)	445	(190)
Total deferred income tax (benefit) expense	(12,954)	445	(190)
Total	$3,004	$13,812	$13,544
A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to our income tax (expense) benefit was as follows:

	Fiscal Years Ended September 30,
	2021	2020	2019
At U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes	(39.6)%	0.1%	0.2%
Foreign rate differential	24.6%	2.6%	3.7%
Pass-through loss (income)	546.2%	(15.7)%	(11.9)%
Change in valuation allowance	(454.5)%	(0.8)%	2.3%
Tax settlement	—%	2.9%	—%
Net uncertain tax positions	55.2%	1.2%	6.5%
Non-controlling interests	(96.2)%	—%	—%
Nontaxable income	(11.9)%	—%	—%
Branch income (loss)	(112.4)%	—%	—%
Provision to return	(7.1)%	0.4%	(0.2)%
June transaction/restructuring	202.0%	—%	—%
Income tax credits	(25.1)%	—%	—%
Nondeductible expenses	5.5%	0.1%	0.2%
Tax rate change	(11.3)%	—%	—%
Other	2.2%	1.1%	(0.9)%
Total	98.6%	12.9%	20.9%
The effective tax rate for the fiscal years ended September 30, 2021, 2020 and 2019, was 98.6%, 12.9% and 20.9%, respectively. Differences between the U.S. federal statutory rate and the effective rate for fiscal year 2020 and fiscal year 2019 primarily relate to the organizational structure discussed above whereby the U.S. income flowed through to partners. The most significant items impacting the effective tax rate during fiscal year 2021 are due to the Reorganization Transactions and the items below.

Pass-through loss (income)
Prior to the Reorganization Transactions, Weber-Stephen Products LLC was the reporting entity, which is treated as a flow-through entity for federal income tax purposes. The income or losses generated were not taxed at the LLC level. As required by U.S. tax law, income or loss generated by the LLC flows through to various partners of the LLC. The tax impact of the pre-tax book loss attributable to Weber-Stephen Products LLC prior to the execution of the IPO was $16.6 million of net tax expense for the fiscal year ended September 30, 2021.
Change in valuation allowance
The Company recorded a net tax benefit of $13.8 million for the release of valuation allowances in the current fiscal year. The net tax benefit relates to the release of a valuation allowance of $14.9 million for the utilization of June deferred tax assets established for net operating loss and credit carryforward balances that were previously fully reserved. This was partially offset by net changes in the valuation allowance reserves in certain foreign subsidiaries of $1.1 million.
Noncontrolling interests
As part of the Reorganization Transactions, Weber-Stephen Products LLC and its subsidiaries became wholly owned subsidiaries of Weber HoldCo LLC. Weber Inc. acquired a portion of the units of Weber HoldCo LLC, which is treated as a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. Any taxable income or loss generated by Weber HoldCo LLC after Weber Inc.'s acquisition of its portion of Weber HoldCo LLC is passed through and included in the taxable income or loss of its members, including Weber Inc., in accordance with the terms of the Weber HoldCo LLC operating agreement. Weber Inc. is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Weber HoldCo LLC. As Weber HoldCo LLC and its subsidiaries are consolidated in the financial statements, the Company removes U.S. pre-tax book (income) loss not attributable to Weber Inc. which resulted in a tax benefit of $2.9 million for the fiscal year ended September 30, 2021.
Branch income (loss)
The Company has foreign operations that are treated as branches for U.S. tax purposes. As a result of the Reorganization Transactions, the branch income (loss) adjustments account for Weber Inc.'s controlling interest portion of the foreign branch pre-tax book income (loss), which is taxable in the U.S. The Company recorded a net tax benefit of $3.4 million in the current fiscal year to reflect the U.S. tax benefit, based on the allocation of pre-tax foreign branch losses in the post-IPO period.
June transaction/restructuring
During the fiscal year ended September 30, 2021, the Company implemented a planning action in the fourth quarter, which allowed the Company to benefit from June's net operating losses and credit carryforwards that were not previously deemed to be realizable. This benefit was partially offset when the Company implemented the remaining elements of this planning action by converting June from a C Corporation to a limited liability company, treated as partnership, and recognizing income tax expense of $6.2 million as a result of the conversion.

The Company’s deferred tax assets (liabilities) consisted of the following:

	September 30,
	2021	2020
	(dollars in thousands)
Deferred tax assets
Net operating loss	$20,991	$9,741
Operating lease liability	8,984	4,971
Foreign tax credit	5,617	—
Investment in partnerships	50,546	—
Other	6,845	1,152
Total deferred tax assets	92,983	15,864
Valuation allowance	(69,245)	(9,749)
Total deferred tax assets net of valuation allowance	23,738	6,115
Deferred tax liabilities
Right-of-use asset	(8,984)	(4,971)
Other	(2,132)	(664)
Total deferred tax liabilities	(11,116)	(5,635)
Net deferred tax assets	$12,622	$480
Deferred tax assets are recorded within Other long-term assets and deferred tax liabilities are recorded within Other long-term liabilities. The net deferred tax assets primarily relating to investment in partnerships includes $20.9 million, net of a valuation allowance of $47.2 million, and was recorded as an increase to Additional paid-in capital as a result of the Reorganization Transactions.
The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. Valuation allowances have been established primarily with regard to the tax benefits of certain net operating losses, tax credits, as well as a portion of its investment in partnerships for the amount of the expected reversal that would result in a non-realizable capital loss. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. After considering all those factors, management recorded a $69.2 million valuation allowance for certain deferred tax assets which are not more likely than not to be realized as of September 30, 2021.
The following table summarizes valuation allowance activity (dollars in thousands):

Balance at September 30, 2019	$(10,645)
Recorded to Income tax expense	896
Balance at September 30, 2020	(9,749)
Recorded to Income tax expense	15,635
Recorded to Goodwill(1)	(27,886)
Recorded to Additional paid-in capital(2)	(47,245)
Balance at September 30, 2021	$(69,245)
_____________
(1)The amount recorded to Goodwill represents valuation allowances recorded on net operating losses and other credit carryforwards as part of the June acquisition.
(2)The amount recorded to Additional paid-in capital represents valuation allowances recorded on the investment in partnerships and other foreign tax credit carryforwards as part of the Reorganization Transactions.
At September 30, 2021, we had U.S. state operating loss carryforwards totaling $80.9 million, U.S federal operating loss carryforwards totaling $24.6 million and tax credit carryforwards totaling $7.4 million. The U.S. federal and state operating loss carryforwards begin to expire in 2029 with $26.9 million of the operating loss carryforwards having no expiration date.
At September 30, 2021, with respect to our operations outside the U.S., we had foreign operating loss carryforwards totaling $43.2 million. The foreign operating loss carryforwards begin to expire in 2022 with $13.2 million having no expiration date.
At September 30, 2021, the Company is not indefinitely reinvested on undistributed earnings from its foreign operations. Due to the Company's structure, the foreign operations do not qualify for the indefinite reinvestment exceptions under ASC 740-30 as the earnings from the foreign operations are subject to U.S. taxation. However, the exception may still apply to other taxes due to dividend distributions of earnings from the Company's foreign affiliates (e.g., foreign withholding taxes). The Company has no plans to make distributions from its controlled foreign corporation or branch operations in the future and, therefore, a deferred tax liability has not been recognized. A determination of the unrecognized deferred taxes is not practicable.
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income tax benefits recognized in an enterprise’s financial statements.
The Company’s unrecognized tax benefits are as follows:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Balance at beginning of the year	$6,332	$5,053	$875
Increase associated with tax positions taken during the current year	1,823	1,279	4,178
Increase associated with translation of foreign currency	269	—	—
Balance at end of the year	$8,424	$6,332	$5,053
Included in the balance of unrecognized tax benefits as of September 30, 2021 and 2020, are $4.3 million and $2.5 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense. As of September 30, 2021, we accrued $0.5 million of interest and penalties. There was no interest expense or penalties accrued for the fiscal years ended September 30, 2020 and 2019.
We are currently subject to routine income tax examinations for U.S. federal, state and foreign jurisdictions for tax years 2013 and forward. Currently, we are under audit in the following major jurisdictions presented below:

Tax Years
Austria	2018-2020
France	2019-2020
Germany	2019
Switzerland	2018-2020
Tax Receivable Agreement
The Company expects to obtain an increase in its share of the tax basis in the net assets of Weber HoldCo LLC when Weber HoldCo LLC units are redeemed from or exchanged by the Pre-IPO LLC Members. The Company intends to treat any redemptions and exchanges of Weber HoldCo LLC units as direct purchases of Weber HoldCo LLC units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to U.S. federal and state tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
In connection with the IPO, the Company entered into the Tax Receivable Agreement with the Pre-IPO LLC Members. The Tax Receivable Agreement provides for the payment by Weber Inc. of 85% of the amount of any cash tax benefits that Weber Inc. actually realizes, or in some cases is deemed to realize, as a result of: (i) increases in Weber Inc.’s allocable share of existing tax basis in Weber HoldCo LLC’s intangible assets resulting from (a) the acquisition of Weber

HoldCo LLC units in connection with the IPO, (b) the purchases of Weber HoldCo LLC units from the Pre-IPO LLC Members in connection with future offerings, or (c) future redemptions or exchanges of Weber HoldCo LLC units by the Pre-IPO LLC Members for cash or shares of Weber Inc. Class A common stock; (ii) Weber Inc.’s tax basis adjustments in Weber HoldCo LLC’s assets resulting from (a) the purchases of Weber HoldCo LLC units from the Pre-IPO LLC Members in connection with the IPO or future offerings, (b) future redemptions or exchanges of Weber HoldCo LLC units by the Pre-IPO LLC Members for cash or shares of Weber Inc. Class A common stock, or (c) certain payments under the Tax Receivable Agreement; and (iii) tax benefits related to imputed interest deemed arising as a result of payments made under the Tax Receivable Agreement. Weber Inc. expects to benefit from the remaining 15% of cash savings, if any, that it realizes.
During the fiscal year ended September 30, 2021, the Company acquired an aggregate of 2,349,314 Weber HoldCo LLC units valued at $31.2 million in connection with the exchange of those Weber HoldCo LLC units by the Pre-IPO LLC Members, which resulted in an increase in the tax basis of the assets of Weber HoldCo LLC and would be subject to the provisions of the Tax Receivable Agreement. As of September 30, 2021, the Company recognized a liability of $9.2 million as an estimate of Tax Receivable Agreement payments that would be paid based on its estimates of future taxable income. No payments were made to the Pre-IPO LLC Members pursuant to the Tax Receivable Agreement during the fiscal year ended September 30, 2021. The initial Tax Receivable Agreement liability of $9.2 million and related deferred tax asset of $2.2 million were recorded as adjustments to Additional paid-in capital.
The amounts payable under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount, character and timing of the taxable income of Weber Inc. in the future. Any changes to amounts recorded pursuant to the Tax Receivable Agreement will be recognized in earnings in future periods.
10. Commitments and Contingencies
Warranty
The following is an analysis of product warranty reserves and charges against those reserves (dollars in thousands):

Balance at September 30, 2019	$19,515
Accrual for warranties issued	8,128
Warranty settlements made	(5,734)
Balance at September 30, 2020	21,909
Accrual for warranties issued	13,424
Acquired June warranty reserve	759
Warranty settlements made	(7,792)
Balance at September 30, 2021	$28,300
The balance of warranty reserves recorded in Other long-term liabilities was $23.1 million and $18.0 million as of September 30, 2021 and 2020, respectively. The remaining current balances of $5.2 million and $3.9 million as of September 30, 2021 and 2020, respectively, were recorded in Accrued expenses.
Contingent Consideration
As part of the 2016 acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices, LLC (“iDevices”), the Company has future cash payments due to iDevices in conjunction with an earn-out and development agreement. Under this agreement, the Company must pay iDevices a minimum of $8.0 million, and then additional royalty payments at fixed rates on iGrill and Kitchen Thermometer products sold for a total of 10 years or up to $15.0 million, whichever comes first. Under the terms of the earn-out and development agreement, the Company paid $0.3 million, $1.6 million and $2.2 million during the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The fair value of the contingent consideration liability was $0.5 million, $0.7 million and $1.6 million at September 30, 2021, 2020 and 2019, respectively. The fair value of these estimated future cash payments was based on valuation methods and management’s best estimates as of the date of acquisition and was recorded as a contingent consideration liability in Other long-term liabilities in the consolidated balance sheets.

Legal Proceedings
The Company is subject to a variety of investigations, claims, suits and other legal proceedings that arise from time to time in the ordinary course of business including, but not limited to, intellectual property, employment, tort, and breach of contract matters. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position or results of operations. Any legal proceedings are subject to inherent uncertainties, and management’s view of these matters and their potential effects may change in the future.
11. Employee Benefit Plans
The Company has a defined contribution plan covering substantially all U.S.-based employees who have completed two months of employment. The Company provides a matching contribution based on a defined percentage of the participant’s contribution and union status. The Company’s contribution for the fiscal years ended September 30, 2021, 2020 and 2019 was $2.2 million, $1.6 million and $1.2 million, respectively.
12. Related Parties
Periodically, the Company engages in transactions with related parties, which include entities that are owned in whole or in part by certain owners or employees of the Company.
The Company has historically leased certain manufacturing and office facilities in the U.S. from related parties. During the fourth quarter of fiscal year 2021, the related party sold the leased properties to a third party. Accordingly, the Company will no longer recognize these leases as related party transactions. Rental expense amounted to $0.9 million, $1.0 million and $1.0 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The Company had related party operating right-of-use assets of zero and $4.1 million at September 30, 2021 and 2020, respectively. Additionally, the Company had related party non-current operating lease liabilities of zero and $4.1 million at September 30, 2021 and 2020, respectively. The Company had no related party current operating lease liabilities at September 30, 2021 and 2020.
During fiscal year 2021, the Company leased office facilities in Australia from related parties. Rental expense amounted to $0.3 million, zero and zero for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. The Company had related party operating right-of-use assets of $1.6 million and zero at September 30, 2021 and 2020, respectively. Additionally, the Company had related party current operating lease liabilities of $0.4 million and zero and non-current operating lease liabilities of $1.2 million and zero at September 30, 2021 and 2020, respectively.
The Company has a royalty agreement with a related party for the use of the Company’s trademark. Royalty revenue from this agreement was $0.2 million, $0.4 million and $0.7 million, respectively, for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. Fiscal year 2021 royalty revenues reflect the impact of a retroactive discount totaling $0.1 million, which was granted to the related party as a COVID-19 concession. The Company had a royalty receivable of $0.1 million and $0.2 million from this related party at September 30, 2021 and 2020, respectively.
As described in Note 2, the Company entered into a series of transactions with June during the fiscal year ended September 30, 2019. As of September 30, 2021 and 2020, the Company recorded prepaid royalties of zero and $10.0 million, respectively. For the fiscal years ended September 30, 2021, 2020 and 2019, the Company recorded royalty expense of $0.3 million, $1.3 million and zero, respectively. As a result of the acquisition described in Note 2, June has become a wholly-owned subsidiary of the Company and is consolidated in its financial statements. As such, the Company no longer records related party transactions with June.
In connection with the Reorganization Transactions described in Note 1, the Company recorded the Tax Receivable Agreement liability of $9.2 million during the fourth quarter of fiscal year 2021. The Tax Receivable Agreement is considered a related party transaction. See Note 9 for details of the Tax Receivable Agreement.
The Company has notes receivable due from members, including interest, of $11.3 million and $9.3 million at September 30, 2021 and 2020, respectively. Related party interest income associated with the full recourse member notes was nil, $0.1 million and $0.1 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. See Note 18 for further information.

13. Fair Value of Financial Instruments
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
•Level 1—Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily available pricing sources for comparable instruments.
•Level 3—Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability based on the best information available in the circumstances.
The Company had interest rate swap contracts held with financial institutions as of September 30, 2021 and 2020 classified as Level 2 financial instruments, which are valued using observable underlying interest rates and market-determined risk premiums at the reporting date.
The Company had foreign currency forward contracts held with financial institutions as of September 30, 2021 and 2020, classified as Level 2 financial instruments, which are valued using observable forward foreign exchange rates at the reporting date.
The Company had commodity index contracts held with financial institutions as of September 30, 2021 and 2020, classified as Level 2 financial instruments, which are valued using observable commodity index rates at the reporting date.
The Company had a contingent consideration liability as of September 30, 2021 and 2020 classified as a Level 3 instrument, in conjunction with its fiscal year ended September 30, 2016 acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices. The fair value of these estimated future cash payments was determined based on valuation methods and estimates of future cash flows. See Note 10 for further details.
The fair value of financial assets and liabilities measured on a recurring basis was as follows:

	September 30, 2021	Level 1	Level 2	Level 3
	(dollars in thousands)
Prepaid expenses and other current assets:
Foreign currency forward contracts	$134	$—	$134	$—
Commodity index contracts	3,378	—	3,378	—
Interest rate swap contracts	8,762	—	8,762	—
Total	$12,274	$—	$12,274	$—
Other long-term assets:
Interest rate swap contracts	$27,267	$—	$27,267	$—
Total	$27,267	$—	$27,267	$—
Accrued expenses:
Interest rate swap contracts	$14,688	$—	$14,688	$—
Total	$14,688	$—	$14,688	$—
Other long-term liabilities:
Interest rate swap contracts	$40,392	$—	$40,392	$—
Contingent consideration	503	—	—	503
Total	$40,895	$—	$40,392	$503

	September 30, 2020	Level 1	Level 2	Level 3
	(dollars in thousands)
Accrued expenses:
Foreign currency forward contracts	$223	$—	$223	$—
Commodity index contracts	73	—	73	—
Interest rate swap contracts	9,324	—	9,324	—
Total	$9,620	$—	$9,620	$—
Other long-term liabilities:
Interest rate swap contracts	$27,296	$—	$27,296	$—
Commodity index contracts	28	—	28	—
Contingent consideration	700	—	—	700
Total	$28,024	$—	$27,324	$700
The table below sets forth a summary of changes in fair value of the contingent consideration using Level 3 assumptions (dollars in thousands):

Balance at September 30, 2019	$1,610
Royalty payments	(1,640)
Fair value adjustments	730
Balance at September 30, 2020	700
Royalty payments	(339)
Fair value adjustments	142
Balance at September 30, 2021	$503
The carrying amounts reported in the Company’s accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and trade accounts payable approximate their fair values due to the short-term nature of these instruments. The carrying amounts reported in the Company’s accompanying consolidated balance sheets for variable rate, revolving loan facilities also approximate fair values. The fair value of the fixed rate debt is not readily determinable, because the information is not available.
14. Stock-Based Compensation
In August 2021, the Company's Board of Directors adopted the Weber Inc. Omnibus Incentive Plan (the "2021 Plan"). The Company's Board of Directors or the Compensation Committee of the Board of Directors, acting as plan administrator, administers the 2021 Plan and the awards granted under it. The Company reserved a total of 22,694,608 shares of Class A common stock for issuance pursuant to the 2021 Plan. As of September 30, 2021, the Company had two types of share-based compensation awards outstanding under the 2021 Plan: profits interest awards and RSUs, which includes legacy LTIP awards, director RSUs and the one-time listing day RSUs.
Profits Interest Awards
The Company has granted profits interest units with vesting periods ranging from one to five years to certain key employees in consideration for their services to or for the benefit of the Company. The profits interest units generally vest in three concurring installment periods of one to five years, in each case subject to the applicable holder’s continued employment through the applicable vesting date, provided that upon a termination for cause or a breach of restrictive covenants, all profits interest units held by the applicable holder will be forfeited. In addition to the service-based awards, a portion of the grants vest based on service as well as the Company’s achievement of certain performance objectives associated with net sales ("Hybrid units"). The service period associated with these awards is one to three years. Expense associated with these awards will be recognized over the applicable vesting period if it is deemed probable that the performance conditions will be met at the end of each reporting period.

The profits interest units were granted in three separate tranches, each of which is subject to a different distribution threshold which represented an implied equity value that must be exceeded in order for the awards to have value. The distribution thresholds served as a cashless exercise price, with holders receiving their share of the value of the Company’s implied equity value in excess of the distribution threshold. These distribution thresholds exceeded the implied equity value of the Company at the time of grant, in order to incentivize higher levels of performance. Once vested, the profits interests represent profits interest ownership in the Company tied solely to the accretion, if any, in the value of the Company in excess of the distribution threshold. Prior to the modification described in further detail below, the profits interest units could not be converted into common units and were settled in cash upon a liquidation event or a holder’s departure from the Company. As such, they were liability classified and the liability was measured at fair value each reporting period. As described above, the cash settlement was equal to the profits interest owner’s share of the value of the Company in excess of the distribution thresholds. The profits interest units do not carry any voting rights both historically and post modification.
During the fiscal year ended September 30, 2021, the Company amended the profits interest plan to include an antidilution provision which resulted in a decrease to the distribution thresholds under each tranche. As the profits interest were liability classified at the time of modification, they were remeasured to fair value using the updated distribution thresholds post modification. Prior to the amendment, one third of the profits interest units had a distribution threshold of $2.0 million, one third of the profits interest units had a distribution threshold of $2.5 million, and one third of the profits interest units had a distribution threshold of $3.0 million. Subsequent to the April 2021 grants and plan amendment, the profits interest units and their corresponding distribution thresholds were as follows:

Distribution Threshold	Service-Based Units Outstanding	Hybrid Units Outstanding
$1,550,000 – 1,700,000	8,213	—
$2,000,000 – 2,200,000	8,213	—
$2,450,000 – 2,650,000	14,245	2,350
$2,800,000 – 2,900,000	1,175	1,175
Total	31,846	3,525
The following tables summarize the Company’s profits interest units activity for the awards historically classified as liability awards prior to the modification described below:

	Service-Based Units Outstanding	Hybrid Units Outstanding
Balance as of September 30, 2020	24,639	—
Units granted	7,207	3,525
Units exercised	—	—
Units forfeited or canceled	—	—
Converted to equity awards on August 5, 2021	(31,846)	(3,525)
Balance at September 30, 2021	—	—
The following tables summarize the Company’s vested profits interest units activity for the awards historically classified as liability awards prior to the modification described below:
	Service-Based Units Vested	Hybrid Units Vested
Balance as of September 30, 2020	—	—
Units vested	6,983	—
Units exercised	—	—
Units forfeited or canceled	—	—
Converted to equity awards on August 5, 2021	(6,983)	—
Balance at September 30, 2021	—	—

On August 5, 2021, the Company modified its profits interest plans to be settled in Weber HoldCo LLC units ("LLC Units"), which can be redeemed for newly issued shares of Class A common stock. Given the awards are no longer settled in cash and are settled in LLC units as of the IPO date, the modification resulted in a change in classification of the profits interest units from liability to equity. As the profits interest units are now settled in LLC units, the number of units was adjusted to reflect the exchange of equity interest in Weber-Stephen Products LLC for LLC units in Weber HoldCo LLC that took place as part of the Reorganization Transactions. As 504.32 LLC units were exchanged for each common unit in Weber-Stephen Product LLC, both the number of profits interest units and the associated distribution thresholds were adjusted to reflect the conversion. The distribution thresholds are now on a per LLC unit basis with the holder receiving, upon exercise, a value in LLC units equal to the difference between the current fair value per LLC unit less the distribution threshold. The modification did not result in a change to the aggregate fair value of the units as neither the vesting terms nor the ending settlement amount changed. The total fair value of the profits interest units as of the modification date was $158.9 million. As a result of the modification, the Company reclassified $102.7 million from Other long-term liabilities to Additional paid-in capital and Noncontrolling interests. The remaining $56.2 million fair value will be recognized as compensation expense over the remaining service period of the profits interest units. Going forward, assuming no further modifications, no additional remeasurements will be required as the profits interest units are now classified as equity awards.
The following table summarizes the Company’s profits interest units distribution thresholds, which serve as a cashless exercise price, post modification:

Distribution Threshold (per unit)	Service-Based Units Outstanding	Hybrid Units Outstanding
$5.50 – $7.00	4,142,102	—
$7.01 – $8.50	4,142,102	—
$8.51 – $9.50	5,481,420	1,185,180
$9.51 – $10.75	2,295,274	592,590
Total	16,060,898	1,777,770
The following tables summarize the Company’s activity for the service-based equity classified awards:

	Service-Based Units Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
Nonvested, September 30, 2020	—	$—	$—
Total units converted from liability awards	16,060,898	$8.09	$9.02
Granted	—	$—	$—
Vested	(4,347,883)	$7.76	$9.15
Forfeited	—	$—	$—
Nonvested, September 30, 2021	11,713,015	$8.21	$8.97
The following tables summarize the Company’s vesting activity for the service-based equity classified awards:

	Service-Based Units Vested	Weighted Average Exercise Price	Weighted Average Fair Value
Vested, September 30, 2020	—	$—	$—
Vested units converted from liability awards	3,521,564	$7.62	$9.27
Units vested post conversion	826,319	$8.33	$8.64
Units exercised	—	$—	$—
Units forfeited or cancelled	—	$—	$—
Vested, September 30, 2021	4,347,883	$7.76	$9.15

The following tables summarize the Company’s activity for the Hybrid equity classified awards:

	Hybrid Units Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
Nonvested, September 30, 2020	—	$—	$—
Total units converted from liability awards	1,777,770	$9.62	$7.88
Granted	—	$—	$—
Vested	—	$—	$—
Forfeited	—	$—	$—
Nonvested, September 30, 2021	1,777,770	$9.62	$7.88
There were no Hybrid units vested during the fiscal year ended September 30, 2021.
There were no vested profits interest in periods prior to September 30, 2021 and the outstanding awards had zero intrinsic value as the value of the Company did not exceed the distribution thresholds in prior periods.
The aggregate intrinsic value of all service-based units outstanding was $152.7 million as of September 30, 2021. The aggregate intrinsic value of all vested service-based units was $42.8 million as of September 30, 2021.
The aggregate intrinsic value of all Hybrid units outstanding was $14.2 million as of September 30, 2021.
The fair value and corresponding unit-based compensation for units granted under the profits interest plan was determined using the Black-Scholes option pricing model. See Note 1 for discussion of the change in accounting principle regarding the valuation of the profits interest units. The profits interest units do not require the payment of a cash exercise price, but since the distribution thresholds act as a cashless exercise price, they are economically similar to stock options, and therefore are treated as an instrument with an option like feature. The weighted-average assumptions used to estimate the fair value of the profits interest units on the modification date of August 5, 2021, were as follows:

	Service-Based Units	Hybrid Units
Expected term (in years)	1.16	1.49
Risk-free interest rate	0.06-0.38%	0.06-0.21%
Expected volatility	35.0%	38.7%
Expected dividend yield	—%	—%
The total fair value of units vested during the year ended September 30, 2021 was $39.8 million. As of September 30, 2021 there was $39.5 million and $9.2 million of total unrecognized compensation cost related to non-vested profits interest units for service-based vesting units and Hybrid units, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.79 years for service-based units and 0.83 years for Hybrid units.
Restricted Stock Units
Legacy LTIP Awards
The Legacy LTIP authorized the grant of awards to certain key officers or employees of the Company and its subsidiaries. These awards each represented a contractual right to payment of compensation in the future based on the achievement of certain performance metrics as defined in the Legacy LTIP. The Company issued LTIP awards from fiscal year 2011 to fiscal year 2021.
Prior to the IPO, the awards were not considered units of the Company’s common stock, nor did a recipient of the awards receive any ownership interest in the Company, member voting rights, or other incidents of ownership. As these awards were cash-settled prior to the IPO, the Company classified these as liability awards until the date of the modification as further described below.
At the start of the fiscal years ended September 30, 2021 and 2020, the Company granted new awards under the Legacy LTIP covering three-year performance periods. For the fiscal 2021 awards, the performance period covered fiscal 2021 through fiscal 2023, with the awards being fully vested by September 30, 2023 if the performance goals were achieved. For the fiscal 2020 awards, the performance period covered fiscal 2020 through fiscal 2022, with the awards being fully vested by September 30, 2022 if the performance goals were achieved. The payment of these awards would occur under either an installment method, where the participant receives the value of their awards in four equal, annual installments beginning with the second anniversary of the last day of the performance period, or in a lump sum on the tenth anniversary of the last day of the performance period, unless an acceptable event occurs under the terms of the Legacy LTIP which allows for earlier payment.
Under the Legacy LTIP, the Company had previously issued awards covering a performance period of fiscal 2019 through fiscal 2021, a performance period of fiscal 2018 through fiscal 2020, a performance period of fiscal 2017 through fiscal 2019, and a performance period of fiscal 2016 through fiscal 2018. These awards were fully vested as of September 30, 2021. The payment of the value of these awards can occur under either an installment method, as described above, or on the tenth anniversary of the last day of the performance period. The payment method is at the election of the award recipient.
The Company had also previously issued awards covering a performance period of fiscal 2014 through fiscal 2015 and a performance period of fiscal 2011 through fiscal 2013. These awards were fully vested as of September 30, 2021. The payment of the value of these respective awards occurs on the seventh anniversary of the last day of the performance period unless an acceptable event occurs under the terms of the Legacy LTIP that allows for earlier payments. A total of $3.0 million, $1.1 million and $0.5 million was paid out under the Legacy LTIP during the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
Under the Legacy LTIP, participants holding vested awards were entitled to receive cash payments on a pro rata basis in relation to any payments made to the holders of the Weber-Stephen Products LLC common units paid in a general distribution. During the fiscal year ended September 30, 2021, participants received cash payments of $0.3 million in conjunction with general distributions. During the fiscal years ended September 30, 2020 and 2019 participants received no cash payments as a result of a general distribution.
The Company had actual forfeitures of Legacy LTIP units in the amount of $0.2 million, $0.1 million and zero for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
On September 30, 2021, the Company modified the Legacy LTIP such that both fully vested and unvested awards were converted to RSUs. The number of RSUs exchanged for fully vested awards was calculated using a predetermined conversion factor. The number of RSUs exchanged for unvested awards was calculated utilizing an updated value of the awards on the date of modification and management's best estimate of whether the performance goals associated with the awards would have been achieved in the future. Upon vesting and settlement of the award, the Company will issue Class A common stock to the award holder. The post vesting settlement of the awards in Class A common stock will follow the same payment method elected for the original awards outlined above. As the awards are now settled in equity instead of cash, the Legacy LTIP awards were converted from liability to equity classified awards.
Upon conversion into RSUs, the fair value of the awards was calculated utilizing the closing day stock price on September 30, 2021 of $17.59 per share. On the modification date, the Company recognized incremental compensation expense of $9.3 million related to the increase in fair value of fully vested awards associated with the modification. The Company recorded the $9.3 million incremental fair value to Additional paid-in capital and Noncontrolling interests along with a reversal of $0.2 million and $10.0 million from Accrued expenses and Other long-term liabilities, respectively, to reflect the reclassification of the awards from liability to equity. This resulted in a total increase of $19.5 million to Additional paid-in capital and Noncontrolling interests. An additional $0.8 million increase in fair value was associated with vested awards held by former employees of the Company. As the awards are held by former employees, they are treated as a distribution to equity holders, and recognized as an increase to Additional paid-in capital and a decrease to Retained earnings, and reflected as Distribution to equity holders in the consolidated statements of equity (deficit). The modification also resulted in an incremental fair value increase for unvested awards of $20.7 million, which will be recognized along with any unrecognized compensation costs associated with the original awards over the remaining service period associated with those awards.
Director RSUs
On August 5, 2021, the Company granted each of its non-employee directors RSUs in connection with the IPO. A total of 62,503 RSUs were granted. The fair value of the awards was calculated utilizing the closing day stock price on August 5, 2021 of $16.50 per share. The RSUs vest on the date of the next annual meeting of the stockholders. Upon vesting of the award, the Company will issue Class A common stock to the award holder.

One-Time Listing Day RSUs
On September 30, 2021, the Company approved a one-time RSU grant to all non-union employees in connection with the listing day. Each eligible employee was granted 35 RSUs for a total of 57,050 RSUs. The fair value of the awards was calculated utilizing the closing day stock price on September 30, 2021 of $17.59 per share. The awards vest on August 9, 2022. Upon vesting of the award, the Company will issue Class A common stock to the award holder.
The following tables summarize the Company’s RSUs and activity during the fiscal year ended September 30, 2021:

	Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested, September 30, 2020	—	$—
Granted	119,553	$17.02
Converted	2,743,532	$17.59
Vested	(776,544)	$17.59
Forfeited	—	$—
Nonvested, September 30, 2021	2,086,541	$17.56

Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Vested, September 30, 2020	—	$—
Vested units converted	776,544	$17.59
Units vested post conversion	—	$—
Units settled	—	$—
Units forfeited or cancelled	—	$—
Vested, September 30, 2021	776,544	$17.59
The total fair value of RSUs vested during the fiscal year ended September 30, 2021 was $13.7 million. As of September 30, 2021, there was $29.7 million of total unrecognized compensation cost related to RSUs. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.81 years.
Employee Stock Purchase Plan
In August 2021, the Board of Directors approved the Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase a limited number of shares of Class A common stock during pre-specified offering periods at a discount established by the Compensation Committee. The purchase price for the option will be equal to the lesser of (i) 85% of the fair market value of a share on the first trading day of the offering period and (ii) 85% of the fair market value of a share on the applicable purchase date. For the ESPP, a total of 9,077,843 shares of Class A common stock were reserved for issuance and no shares have been issued during the fiscal year ended September 30, 2021. Purchases under the ESPP will commence in fiscal 2022.

Summary of Stock-Based Compensation Expense
The table below summarizes stock-based compensation expense recognized by award type:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Profits interest awards:
Service-based profits interest awards prior to modification	$99,382	$—	$—
Hybrid profits interest awards prior to modification	3,311	—	—
Service-based profits interest awards post modification	6,037	—	—
Hybrid profits interest awards post modification	1,472	—	—
Total profits interest awards	$110,202	$—	$—
RSUs:
LTIP awards prior to modification	$6,442	$4,372	$(1,604)
LTIP awards associated with modification	9,340	—	—
Director RSUs and Listing day grants	251	—	—
Total RSUs	$16,033	$4,372	$(1,604)

Total stock-based compensation expense (1)	$126,235	$4,372	$(1,604)
_____________
(1)     In addition to the stock-based compensation expense recognized for the awards listed above, $4.9 million, $0.1 million, and $0.2 million of expense was recognized in relation to partial recourse notes during the fiscal years ended September 30, 2021, 2020 and 2019, respectively. See Note 18 for further information.
15. Segments
The Company has three operating segments, Americas, which consists of Canada, Chile, Mexico and the United States; the European, Middle East and African regions (“EMEA”); and the Asia-Pacific region (“APAC”), which includes Australia and New Zealand. The Company’s reportable segments consist of Americas, EMEA and APAC. Corporate/Other is not an operating segment and includes unallocated corporate and certain supply chain expenses and assets (consisting primarily of cash, land, buildings and equipment, certain intangible assets (trademark) and deferred tax assets), inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with GAAP. Internal revenue transactions between the Company’s segments are immaterial. Each operating segment derives its revenues from the provision of gas, charcoal, electric and pellet grills and related accessories to customers.
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

The information below summarizes key financial performance measures by reportable segment:

	Fiscal Year Ended September 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$1,102,294	$726,124	$153,988	$—	$1,982,406
Adjusted income from operations(1)	$203,689	$221,135	$35,424	$(259,882)	$200,366
Depreciation and amortization	$6,646	$1,633	$3,581	$32,442	$44,302
Segment assets(2)	$164,905	$104,219	$63,497	$—	$332,621
Capital expenditures	$388	$548	$1,849	$60,749	$63,534

	Fiscal Year Ended September 30, 2020
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$880,618	$541,567	$103,075	$—	$1,525,260
Adjusted income from operations(1)	$178,079	$136,547	$23,369	$(187,098)	$150,897
Depreciation and amortization	$690	$1,993	$1,225	$38,439	$42,347
Segment assets(2)	$120,351	$77,477	$35,499	$—	$233,327
Capital expenditures	$39	$6,961	$1,742	$20,672	$29,414

	Fiscal Year Ended September 30, 2019
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$715,153	$483,914	$97,143	$—	$1,296,210
Adjusted income from operations(1)	$133,663	$109,903	$20,386	$(144,124)	$119,828
Depreciation and amortization	$2,021	$3,257	$1,098	$39,941	$46,317
Segment assets(2)	$75,356	$71,542	$38,482	$—	$185,380
Capital expenditures	$227	$1,002	$1,234	$23,044	$25,507
_____________
(1)Adjusted income from operations for each reportable segment includes cost of goods sold transfer price allocations and distribution allocations from Corporate/Other. Corporate/Other includes unallocated corporate and certain supply chain expenses, inter-segment eliminations and other adjustments, including business and operational transformation costs, debt refinancing and IPO costs and COVID-19 costs.
(2)Inventory is the only segment asset reviewed by the CODM. See the reconciliations to consolidated total assets below.

Reconciliations
The information below provides a reconciliation of adjusted income from operations to income before taxes:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Segment adjusted income from operations
Americas	$203,689	$178,079	$133,663
EMEA	221,135	136,547	109,903
APAC	35,424	23,369	20,386
Segment adjusted income from operations for reportable segments	$460,248	$337,995	$263,952
Unallocated net expenses	(259,882)	(187,098)	(144,124)
Adjustments to income before taxes
Non-cash stock compensation / LTIP and profits interest expense	(131,176)	(4,514)	1,446
Gain on disposal of assets held for sale	5,185	—	(12,568)
Interest income	1,091	1,270	1,153
Interest expense	(66,970)	(40,357)	(45,170)
Loss from early extinguishment of debt	(5,448)	—	—
Income before taxes	$3,048	$107,296	$64,689
The information below provides a reconciliation of segment assets to total consolidated assets:

	September 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$164,905	$104,219	$63,497	$—	$332,621
All other(2)					1,218,371
Total assets					$1,550,992

	September 30, 2020
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$120,351	$77,477	$35,499	$—	$233,327
All other(2)					906,108
Total assets					$1,139,435
_____________
(1)Inventory is the only segment asset reviewed by the CODM.
(2)“All other” consists of assets that are not reviewed by the CODM at a segment level: cash and cash equivalents; accounts receivable; prepaid expenses and other current assets; property, equipment and leasehold improvements, net; operating lease right-of-use assets; other long-term assets; trademarks, net; other intangible assets, net; and goodwill.

Entity-Wide Information
The information below summarizes net sales by geographic area:

	Fiscal Years Ended September 30,
	2021	2020	2019
	(dollars in thousands)
United States	$958,933	$803,368	$647,703
Germany	228,669	194,535	173,872
All Other	794,804	527,357	474,635
Total	$1,982,406	$1,525,260	$1,296,210
Net sales are attributed based on the location where the sale originates.
The information below summarizes right-of-use assets and property, equipment and leasehold improvements, net by geographic area:

	September 30,
	2021	2020
	(dollars in thousands)
United States	$157,187	$123,901
All Other	72,604	33,288
Total	$229,791	$157,189
Major Customers
During fiscal year 2021, two customers in the Americas segment accounted for 14% and 10% of Net Sales and for 20% and 13% of accounts receivable. During fiscal year 2020, two customers in the Americas segment accounted for 16% and 11% of Net Sales and for 19% and 8% of accounts receivable. During fiscal year 2019, two customers in the Americas segment accounted for 14% and 13% of Net Sales and for 11% and 4% of accounts receivable.
16. Equity
In connection with the Reorganization Transaction, the Company’s Certificate of Incorporation was amended and restated to, among other things, provide for the (i) authorization of 3,000,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) authorization of 1,500,000,000 shares of Class B common stock with a par value of $0.00001 per share; and (iii) authorization of 1,500,000,000 shares of preferred stock with a par value of $0.0001 per share.
Holders of Class A and Class B common stock are entitled to one vote per share. Except as otherwise required in the Certificate of Incorporation or by applicable law, the holders of Class A common stock and Class B common stock shall vote together as a single class on all matters on which stockholders are generally entitled to vote. Holders of the Class A common stock are entitled to receive dividends, and upon the Company’s dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive the Company’s pro rata remaining assets available for distribution. Holders of Weber’s Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon dissolution or liquidation of Weber. Holders of Class A and Class B common stock do not have preemptive or subscription rights. As of September 30, 2021, no preferred stock was outstanding.
The Company is required to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock outstanding and the number of LLC Units owned by the Company and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the pre-IPO LLC members and the number of LLC Units owned by the pre-IPO LLC members. Under the Amended LLC Agreement, all current and future holders of LLC Units, including the Pre-IPO LLC Members, have the right to require Weber HoldCo LLC to redeem all or a portion of their LLC Units, along with a corresponding number of shares of Class B common stock, for, at Weber Inc.’s election, newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of our Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Amended LLC Agreement. All Class B common stock that is transferred shall be automatically retired and cancelled and shall no longer be outstanding.

Weber Inc. and the Pre-IPO LLC Members entered into a stockholders agreement, which, among other things, provided that, for so long as the Pre-IPO LLC Members beneficially hold at least 10% of the aggregate number of outstanding shares of Weber Inc.’s common stock, approval by the Pre-IPO LLC Members will be required for certain corporate actions.
17. Earnings (Loss) Per Share
Basic earnings per share of Class A common stock is computed by dividing net income (loss) attributable to Weber Inc. for the period subsequent to the IPO by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Weber Inc. for the period subsequent to the IPO by the weighted-average number of shares of Class A common stock adjusted to give effect to potentially dilutive securities. Diluted loss per share for the period subsequent to the IPO is the same as basic loss per share as the inclusion of potentially dilutive shares would be antidilutive.
Prior to the IPO, the Weber-Stephen Products LLC structure included only LLC common units issued and outstanding to pre-IPO LLC members. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the IPO on August 5, 2021. Thus, the basic and diluted earnings (loss) per share represent only the period from August 5, 2021 to September 30, 2021.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

Fiscal Year Ended September 30, 2021
(in thousands, except shares and per share data)
Numerator:
Net income	$5,549
Less: Net income attributable to Weber Inc. prior to the IPO	54,527
Less: Net loss attributable to non-controlling interests subsequent to the IPO	(42,177)
Net loss attributable to Weber Inc.	$(6,801)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	51,788,320
Add: Effect of dilutive securities	—
Weighted average shares of Class A common stock outstanding - dilutive	51,788,320
Loss per share of Class A common stock outstanding - basic and diluted	$(0.13)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

Fiscal Year Ended September 30, 2021
Profits interest awards	5,408,655
Class B common stock	235,390,287
Director RSUs	5,787
Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect using the if-converted method, shares of Class B common stock were determined to be anti-dilutive and have therefore been excluded from the computation of diluted earnings per share of Class A common stock.

18. Member Notes
During the fiscal years ended September 30, 2021, 2020 and 2019, certain employees of the Company purchased Weber-Stephen Products LLC common units in exchange for a capital contribution of $14.7 million, $0.5 million and $1.0 million, respectively. In conjunction with the units purchased, the Company entered into notes receivable with certain individuals during the fiscal years ended September 30, 2021, 2020 and 2019 with face values of $11.8 million, $0.4 million and $0.5 million, respectively.
As of September 30, 2021 and 2020, $10.6 million and $7.3 million of the issued member notes receivable, respectively, limit the recourse provisions of the Company to 50% should the value of the common units not be sufficient to satisfy the repayment of the member notes. In accordance with ASC 718, these member notes are accounted for as nonrecourse in their entirety as the limited recourse provisions of the member notes are not aligned with a corresponding percentage of the underlying common units. Therefore, the member notes are accounted for as if they were a stock option grant and no receivable for amounts due under the notes are recorded on the Company’s consolidated balance sheet. As there is no requisite service period associated with the notes, unit-based compensation expense related to this award is being recognized upon issuance of the note based on the grant-date fair value of the award, which was determined using the Black-Scholes option-pricing model. Stock-based compensation recognized in relation to the notes amounted to $4.9 million, $0.1 million and $0.2 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
The Company received $9.1 million, zero and zero from certain borrowers of member notes to pay down the outstanding balance of partial recourse member notes during the fiscal years ended September 30, 2021, 2020 and 2019, respectively. As partial recourse notes are not reflected in the consolidated financial statements, the paydown of the partial recourse notes was accounted for as a capital contribution.
All member notes bear interest at 2% to 4% per annum, dependent upon the specific rate terms in the notes. Interest on member notes is compounded annually. Interest on full recourse member notes is recognized in Interest income in the consolidated statements of income. Interest on partial recourse member notes will be recognized in members’ equity as cash payments are made to the Company.
The total amount due from members on the notes receivable, including interest, was $11.3 million and $9.3 million as of September 30, 2021 and 2020, respectively. The notes receivable and the related accrued interest for full recourse notes of $0.7 million and $1.5 million as of September 30, 2021 and 2020, respectively, are reflected as reductions to equity (deficit) in the consolidated statements of equity (deficit). The notes receivable outstanding and the related accrued interest for partial recourse notes are not reflected in the consolidated financial statements, as they are accounted for as nonrecourse in their entirety. They will be recognized in additional paid-in capital in the consolidated statements of equity (deficit) when cash payments on these notes receivable and related accrued interest are made to the Company. See Note 20 for further details regarding settlement of these notes during the first quarter of fiscal year 2022.
Effective January 1, 2015, the individuals holding these member notes, along with other individuals, assigned their common units of the Company to Weber-Stephen Management Pool LLC (“MPLLC”). The sole purpose of MPLLC is to hold such common units. As a result of this transaction, the relative ownership interests in the Company held by those individuals did not change and the member notes remain as due to the Company. Common unit purchases during the fiscal years ended September 30, 2021, 2020 and 2019 were transacted through MPLLC.
19. Noncontrolling Interests
The noncontrolling interests balance represents the economic interests in Weber HoldCo LLC held by the Pre-IPO LLC Members. The following table summarizes the ownership of LLC Units in Weber HoldCo as of September 30, 2021:

	LLC Units	Ownership Percentage
LLC Units held by Weber Inc.	52,533,388	18%
Units held by Pre-IPO LLC Members(1)	234,645,219	82%
Balance at end of period	287,178,607	100%
_____________
(1)The LLC Units held by Pre-IPO LLC Members includes 1,072,849 LLC Units issued in exchange for notes with limited recourse provisions. As described in Note 18, limited recourse notes are accounted for as nonrecourse notes in their entirety. In connection with the IPO, Pre-IPO LLC Members were also issued one Class B common share for each LLC Unit owned prior to the IPO. For purposes of calculating the number of Class B common stock outstanding within the consolidated balance sheets and consolidated statements of equity (deficit), Class B common stock associated with limited recourse LLC Units were not considered to be issued and outstanding during the period. However, limited recourse LLC Units are included in the ownership percentage table above as they are participating securities that are entitled to the same distribution rights as the other LLC units.
The noncontrolling interest holders have the right to exchange Paired Interests (LLC unit along with a share of Class B common stock) for Class A common stock. As such, future exchanges of Paired Interests by noncontrolling interest holders will result in a change in ownership and decrease or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital when Weber HoldCo LLC has positive or negative net assets, respectively. As of September 30, 2021, no Pre-IPO LLC members have exchanged any Paired Interests.
20. Subsequent Events
In October and November 2021, the Company received $10.2 million from certain borrowers for repayment of the outstanding balance, including accrued interest, of partial recourse member notes and $0.8 million for repayment of the outstanding balance, including accrued interest, of full recourse member notes. As partial recourse notes are not reflected in the consolidated financial statements, the repayment of the partial recourse notes will be accounted for as an equity issuance of the 1,012,012 LLC units (along with an equal number of shares of Class B common stock). See Note 18 for details regarding partial recourse notes.
On November 3, 2021, (i) our Board of Directors declared a quarterly dividend of $0.04 per share of Class A common stock, payable December 17, 2021 to holders of our Class A common stock of record on December 7, 2021 and (ii) Weber HoldCo LLC declared a distribution of $0.04 per LLC Unit, payable December 17, 2021 to holders of LLC Units as of that date. We will pay the dividend to holders of Class A common stock with the funds we receive from the Weber HoldCo LLC distribution as a holder of LLC Units.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
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
As of the end of the period covered by this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended September 30, 2021.
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

Item 9B. Other Information
As disclosed on a Form 8-K filed on November 18, 2021, on November 16, 2021, the Board appointed Michael G. Jacobs as the Company’s Chief Operating Officer, effective November 18, 2021. As disclosed in the 8-K, the Board also appointed Troy J. Shay as the Chief Executive Officer of 1952 Ventures LLC, a newly created subsidiary of the Company designed to house new growth platforms for the Company that can accelerate innovation and brand extension, and the Company’s Chief Growth Officer, and Hans Jürgen-Herr as the Company’s President Emeritus and Executive Vice-President of Growth Projects, Weber EMEA, with each appointment effective December 1, 2021.
In connection with these appointments, on December 8, 2021 the Compensation Committee of the Board approved the following compensation arrangements for each of such Executive Officers with the salary change effective on the effective date of their appointments:
•Mr. Jacobs’ annual base salary is $475,000, and his target annual incentive under the Company’s Annual Incentive Plan will be 100% of his annual base salary;
•Mr. Shay’s annual base salary is $600,000, and his target annual incentive under the Company’s Annual Incentive Plan will be 100% of his annual base salary; and
•Mr. Herr’s annual base salary is $594,640(1), and his target annual incentive under the Company’s Annual Incentive Plan will be 100% of his annual base salary.
_____________
(1)Mr. Herr's base salary is paid in Euros (“EUR”). For purposes of this table, his base salary has been converted from EUR to U.S. Dollars (“USD”) by using the exchange rate of 1.132, which was in effect as of December 1, 2021.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors — The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of the Stockholders (the "2022 Proxy Statement"), which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.
Identification and Members of Audit Committee; Audit Committee Financial Expert — The information required to be disclosed by this item is incorporated herein by reference to our “2022 Proxy Statement”, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.
Executive Officers of the Registrant — Refer to “Information About our Executive Officers” under Item 1 of this Report.
Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller — We have adopted a Code of Business Conduct and Ethics which applies to our chief executive officer, chief financial officer, corporate controller and all our other employees, and which can be found at https://investors.weber.com. Any amendments or waivers to the Code of Business Conduct and Ethics applicable to our chief executive officer, chief financial officer or corporate controller will be disclosed at https://investors.weber.com.
Item 11. Executive Compensation.
The information required to be disclosed by this item is incorporated herein by reference to our “2022 Proxy Statement”, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required to be disclosed by this item is incorporated herein by reference to our “2022 Proxy Statement”, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required to be disclosed by this item is incorporated herein by reference to our “2022 Proxy Statement”, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.
Item 14. Principal Accounting Fees and Services.
The information required to be disclosed by this item is incorporated herein by reference to our “2022 Proxy Statement”, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2021.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as a part of this report:
(1) Financial Statements — See Part II, Item 8. “Financial Statements and Supplementary Data” of this report.
(2) Financial Statement Schedules — All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(3) Exhibits — The following is a list of exhibits filed or furnished as part of this report or incorporated by reference herein to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Weber Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 11, 2021)

3.2	Amended and Restated Bylaws of Weber Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 11, 2021)

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended

10.1*	Fifth Amended and Restated Limited Liability Company Agreement of Weber-Stephen Products LLC

10.2	Registration Rights Agreement between Weber Inc. and the Pre-IPO LLC Members and Blocker equityholders (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 11, 2021)

10.3	Reorganization Agreement between Weber Inc., Weber-Stephen Products LLC and the parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed on July 27, 2021)

10.4	Tax Receivable Agreement between Weber Inc. and the Pre-IPO LLC Members (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 11, 2021)

10.5	Stockholders Agreement between Weber Inc. and the Pre-IPO LLC Members (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 11, 2021)

10.6†	Weber Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on August 9, 2021)

10.7†	Weber Inc. Omnibus Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (for LTIP Replacement Awards) (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on July 27, 2021)

10.8†	Weber Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (for LTIP Replacement Awards) (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed on July 27, 2021)

10.9†	Weber Inc. Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed on July 27, 2021)

10.10†	Weber Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 filed on August 9, 2021)

10.11†*	Employment Agreement between Weber-Stephen Products LLC and Chris M. Scherzinger, dated as of July 9, 2021

10.12†*	Employment Agreement between Weber-Stephen Products LLC and Troy J. Shay, dated as of July 26, 2021

10.13†*	Employment Agreement between Weber-Stephen Products LLC and William J. Horton, dated as of July 22, 2021

10.14†*	Employment Agreement between Weber-Stephen Products LLC and Michael G. Jacobs, dated as of July 26, 2021

10.15†*	Employment Agreement between Weber-Stephen Products LLC and Mary A. Sagripanti, dated as of July 25,2021

10.16†*	Employment Agreement between Weber-Stephen Products LLC and Beau Warren, dated as of December 9, 2021

10.17†*	Employment Agreement between Weber-Stephen Nordic ApS and Dr. Steffen Hahn, dated as of September 23, 2019

10.18†*	Addendum to Employment Agreement between Weber-Stephen Nordic ApS and Dr. Steffen Hahn, dated as of December 9, 2021

10.19†	Service Contract between Weber-Stephen Deutschland GmbH and Hans-Jürgen Herr, dated as of December 9, 2010 (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed on July 27, 2021)

10.20†	Retention Bonus Agreement between Weber-Stephen Deutschland GmbH and Hans-Jürgen Herr, dated as of October 9, 2019 (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 filed on July 27, 2021)

10.21†	Form of Weber-Stephen Management Pool LLC Profits Interest Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 filed on July 27, 2021)

10.22†	Form of Weber-Stephen Management Pool LLC Common Unit Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 filed on July 27, 2021)

10.23†	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1 filed on July 27, 2021)

10.24	Amended and Restated Limited Liability Agreement of Weber HoldCo LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 11, 2021)

10.25	Credit Agreement among Weber-Stephen Products LLC, Weber-Stephen Products Belgium BV, Bank of America, N.A., as administrative agent, and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on July 27, 2021)

10.26	First Amendment to Credit Agreement among Weber-Stephen Products LLC, Weber- Stephen Products Belgium BV, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1 filed on July 27, 2021)

10.27*	Second Amendment to Credit Agreement among Weber-Stephen Products LLC, Weber- Stephen Products Belgium BV, Bank of America, N.A., as administrative agent, and the lenders party thereto, dated as of August 13, 2021.

10.28†	Weber Inc. Form of Restricted Stock Unit Award Agreement (For Employees) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 19, 2021)

10.29†	Weber Inc. Form of Non-Qualified Stock Option Award Agreement (For Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 19, 2021)

21*	Subsidiaries of Weber Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Weber Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission on December 14, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements Equity (Deficit), and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Weber Inc.’s Annual Report on Form 10-K for the period ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
*Filed or furnished herewith.
†Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
Not applicable.

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
William J. Horton

Chief Financial Officer (As Principal Financial Officer)
Date: December 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris M. Scherzinger	Chief Executive Officer, Director (principal executive officer)	December 14, 2021
Chris M. Scherzinger

/s/ William J. Horton	Chief Financial Officer (principal financial officer)	December 14, 2021
William J. Horton

/s/ Marla Kilpatrick	Global Controller, Chief Accounting Officer (principal accounting officer)	December 14, 2021
Marla Kilpatrick

/s/ Kelly D. Rainko	Director, Chair of the Board	December 14, 2021
Kelly D. Rainko

/s/ Susan T. Congalton	Director	December 14, 2021
Susan T. Congalton

/s/ Elliott Hill	Director	December 14, 2021
Elliott Hill

/s/ Martin McCourt	Director	December 14, 2021
Martin McCourt

/s/ Melinda R. Rich	Director	December 14, 2021
Melinda R. Rich

/s/ James C. Stephen	Director	December 14, 2021
James C. Stephen

/s/ Magesvaran Suranjan	Director	December 14, 2021
Magesvaran Suranjan