Form 10-Q
period 2021-12-31
Weber Inc.
filed 2022-02-14
CIK 1857951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Class A Common Stock outstanding as of January 31, 2022 – 52,562,779 shares
Class B Common Stock outstanding as of January 31, 2022 – 234,645,219 shares

WEBER INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in the sections titled “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K.
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
The risk factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Weber Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2021	September 30, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,199	$107,517
Accounts receivable, less allowances (1)	156,392	138,683
Inventories, net	470,519	332,621
Prepaid expenses and other current assets	113,618	68,236
Total current assets	786,728	647,057
Property, equipment and leasehold improvements, net	172,959	162,829
Operating lease right-of-use assets (2)	67,502	66,962
Other long-term assets	57,751	61,454
Trademarks, net	356,975	357,821
Other intangible assets, net	139,793	144,257
Goodwill	109,180	110,612
Total assets	$1,690,888	$1,550,992
Liabilities and equity (deficit)
Current liabilities:
Trade accounts payable	$375,887	$330,669
Accrued expenses (3)	136,365	150,610
Income taxes payable	8,696	4,823
Current portion of long-term debt and other borrowings	173,500	12,500
Current portion of long-term financing obligation	612	592
Total current liabilities	695,060	499,194
Long-term debt, less current portion	982,568	984,818
Long-term financing obligation, less current portion	38,228	38,394
Non-current operating lease liabilities (4)	55,809	55,329
Tax Receivable Agreement liability	9,226	9,226
Other long-term liabilities	79,424	85,376
Total liabilities	1,860,315	1,672,337
Commitments and Contingencies (Note 8)
Class A Common Stock, $0.001 par value - 3,000,000,000 shares authorized, 52,569,898 and 52,533,388 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	53	53
Class B Common Stock, $0.00001 par value - 1,500,000,000 shares authorized, 234,645,219 and 233,572,370 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	2	2
Preferred Stock, $0.0001 par value - 1,500,000,000 shares authorized, zero shares issued and outstanding as of both December 31, 2021 and September 30, 2021	—	—
Additional paid-in capital	12,015	6,109
Accumulated other comprehensive loss	(8,942)	(9,280)
Retained earnings (deficit)	6,899	(7,646)
Total Weber Inc. equity (deficit)	10,027	(10,762)
Noncontrolling interests	(179,454)	(110,583)
Total equity (deficit)	(169,427)	(121,345)
Total liabilities and equity (deficit)	$1,690,888	$1,550,992
_____________
(1)Includes related party royalty receivables of $144 and $119 at December 31, 2021 and September 30, 2021, respectively (see Note 9).
(2)Includes related party operating lease assets of $1,544 and $1,629 at December 31, 2021 and September 30, 2021, respectively (see Note 9).
(3)Includes related party operating lease liabilities of $438 and $431 at December 31, 2021 and September 30, 2021, respectively (see Note 9).
(4)Includes related party operating lease liabilities of $1,106 and $1,198 at December 31, 2021 and September 30, 2021, respectively (see Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended December 31,
	2021	2020
Net sales (1)	$283,141	$308,878
Cost of goods sold (2)	219,128	174,073
Gross profit	64,013	134,805
Operating expenses:
Selling, general and administrative (3)(4)	148,084	114,103
Amortization of intangible assets	5,174	3,017
Gain on disposal of assets held for sale	—	(5,185)
(Loss) income from operations	(89,245)	22,870
Foreign currency loss (gain)	164	(3,507)
Interest income (5)	(230)	(179)
Interest expense	15,761	14,652
Loss from early extinguishment of debt	—	5,448
(Loss) income before taxes	(104,940)	6,456
Income tax (benefit) expense	(30,387)	166
Loss from investments in unconsolidated affiliates	—	1,405
Net (loss) income	$(74,553)	$4,885
Net loss attributable to noncontrolling interests	(91,330)	—
Net income attributable to Weber Inc.	$16,777	$4,885
Earnings (loss) per share of Class A common stock
Basic	$0.31	N/A
Diluted	$(0.19)	N/A
Weighted average shares outstanding
Basic	53,309,932	N/A
Diluted	287,955,151	N/A
_____________
(1)Includes related party royalty revenue of $144 and $43 for the three months ended December 31, 2021 and 2020, respectively (see Note 9).
(2)Includes related party rental expense of zero and $179 for the three months ended December 31, 2021 and 2020, respectively (see Note 9).
(3)Includes related party rental expense of $167 and $59 for the three months ended December 31, 2021 and 2020, respectively (see Note 9).
(4)Includes related party royalty expense of zero and $268 for the three months ended December 31, 2021 and 2020, respectively (see Note 9).
(5)Includes related party interest income of $3 and $14 for the for the three months ended December 31, 2021 and 2020, respectively (see Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2021	2020
Net (loss) income	$(74,553)	$4,885
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income tax benefit of $135 and zero	(3,006)	10,457
Gain on derivative instruments, net of income tax expense of $238 and zero	5,316	3,709
Comprehensive (loss) income	(72,243)	19,051
Less: Comprehensive loss attributable to noncontrolling interests	(89,358)	—
Comprehensive income attributable to Weber Inc.	$17,115	$19,051
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Equity (Deficit)
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain/(Loss) on Derivative Instruments	Retained Earnings (Deficit)	Non-controlling Interests	Total
Balance at September 30, 2021	52,533,388	$53	233,572,370	$2	—	$—	$6,109	$(5,692)	$(3,588)	$(7,646)	$(110,583)	$(121,345)
Repayment of member notes	—	—	1,072,849	—	—	—	2,077	—	—	—	9,273	11,350
Deferred tax asset associated with repayment of member notes	—	—	—	—	—	—	(487)	—	—	—	—	(487)
Issuance of Class A shares for equity awards	36,510	—	—	—	—	—	(351)	—	—	—	—	(351)
Net loss	—	—	—	—	—	—	—	—	—	16,777	(91,330)	(74,553)
Interest income on notes receivable	—	—	—	—	—	—	(3)	—	—	—	—	(3)
Dividends on Class A shares and equity awards	—	—	—	—	—	—	—	—	—	(2,232)	—	(2,232)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,627)	(9,627)
Stock-based compensation	—	—	—	—	—	—	4,670	—	—	—	20,841	25,511
Foreign currency translation adjustments	—	—	—	—	—	—	—	(441)	—	—	(2,565)	(3,006)
Gain on derivative instruments	—	—	—	—	—	—	—	—	404	—	2,353	2,757
Reclassification of realized loss on derivative instruments to net loss	—	—	—	—	—	—	—	—	375	—	2,184	2,559
Balance at December 31, 2021	52,569,898	$53	234,645,219	$2	—	$—	$12,015	$(6,133)	$(2,809)	$6,899	$(179,454)	$(169,427)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Equity (Deficit)
(dollars in thousands)
(unaudited)

	Three Months Ended December 31, 2020
		Accumulated Other Comprehensive Income (Loss)
	Members' Equity (Deficit)	Cumulative Translation Adjustments	Unrealized Gain/(Loss) on Derivative Instruments	Total
Balance at September 30, 2020	$25,032	$(28,455)	$(40,125)	$(43,548)
Capital contributions	100	—	—	100
Interest income on notes receivable	(14)	—	—	(14)
Notes receivable repayments	152	—	—	152
Net income	4,885	—	—	4,885
Foreign currency translation adjustments	—	10,457	—	10,457
Gain on derivative instruments	—	—	1,129	1,129
Unit-based compensation	430	—	—	430
Reclassification of realized loss on derivative instruments to net income	—	—	2,580	2,580
Members' distributions	(29,090)	—	—	(29,090)
Balance at December 31, 2020	$1,495	$(17,998)	$(36,416)	$(52,919)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2021	2020
Operating activities
Net (loss) income	$(74,553)	$4,885
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for depreciation	8,613	6,749
Provision for amortization of intangible assets	5,174	3,017
Provision for amortization of deferred financing costs	1,022	912
Deferred income tax expense (benefit)	340	(1,840)
Stock/unit-based compensation	25,511	3,428
Loss from investments in unconsolidated affiliates	—	1,405
Gain on disposal of assets held for sale	—	(5,185)
Loss from early extinguishment of debt	—	5,448
Changes in operating assets and liabilities
Accounts receivable	(18,345)	(41,432)
Inventories	(139,694)	(76,209)
Prepaid expenses and other current assets	(46,606)	10,408
Trade accounts payable	52,464	(34,655)
Accrued expenses	(10,554)	(22,157)
Income taxes payable	3,074	(4,580)
Other	5,661	(11,346)
Net cash used in operating activities	(187,893)	(161,152)
Investing activities
Proceeds from disposal of property, equipment and leasehold improvements	10	11,896
Additions to property, equipment and leasehold improvements	(25,876)	(4,972)
Net cash (used in) provided by investing activities	(25,866)	6,924
Financing activities
Proceeds from issuance of long-term debt	—	1,250,000
Payments for deferred financing costs	—	(26,654)
Payments for capitalized offering costs	(2,109)	—
Payments under agreement with iDevices	(52)	(58)
Interest rate swap settlement payments	(1,478)	(996)
Proceeds from contribution of capital, net	11,346	252
Dividends paid	(2,123)	—
Members’ distributions	(9,627)	(29,090)
Borrowings from revolving credit facility	203,000	—
Payments on revolving credit facility	(42,000)	—
Payments of long-term debt	(3,125)	(616,250)
Shares withheld to satisfy employee tax obligations	(351)	—
Service on financing obligation	(145)	(125)
Net cash provided by financing activities	153,336	577,079
Effect of exchange rate changes on cash and cash equivalents	(895)	(381)
(Decrease) increase in cash and cash equivalents	(61,318)	422,470
Cash and cash equivalents at beginning of period	107,517	123,792
Cash and cash equivalents at end of period	$46,199	$546,262
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,311	$12,785
Cash paid for income taxes	$4,439	$4,299
Supplemental disclosures of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$26,050	$5,805
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General
Description of Business
Weber Inc. (“Weber,” “Company,” “we,” and “our”), a Delaware corporation, was formed in April 2021 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, facilitating organizational transactions and to operate the business of Weber HoldCo LLC and its consolidated subsidiaries. The Company historically conducted its business through Weber-Stephen Products LLC prior to the IPO. Following the Company's IPO in August 2021, Weber Inc. is a holding company and its sole asset is a controlling equity interest in Weber HoldCo LLC, a Delaware limited liability company formed in April 2021. As part of the IPO and other associated transactions (collectively referred to as the “Reorganization Transactions”), Weber-Stephen Products LLC became a wholly owned subsidiary of Weber HoldCo LLC, and will continue as the primary operating company.
Weber, together with its subsidiaries, is an outdoor cooking company in the global outdoor cooking market. Our product portfolio includes traditional charcoal grills, gas grills, smokers, pellet grills, electric grills and related accessories. Our full range of products are sold in 78 countries.
We are headquartered in Palatine, Illinois, and our stock is listed on the New York Stock Exchange under the symbol “WEBR.”
Basis of Presentation
The condensed consolidated financial statements of Weber Inc. were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim reporting. In management’s opinion, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of financial position, operations and cash flows for the periods presented. The results of operations for the period ended December 31, 2021 are not necessarily indicative of the operating results expected for the full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Principles of Consolidation
The condensed consolidated financial statements include the accounts and operations of the Company and its subsidiaries. Weber HoldCo LLC is considered a variable interest entity. Weber Inc. is the primary beneficiary of Weber HoldCo LLC and has decision making authority that significantly affects the economic performance of this entity. As a result, Weber Inc. consolidates the financial statements of Weber HoldCo LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests reflect the entitlement of the owners of Weber-Stephen Products LLC’s outstanding equity interests prior to the IPO (“Pre-IPO LLC Members”) to a portion of Weber HoldCo LLC’s net income (loss).
As the Reorganization Transactions are considered transactions between entities under common control, the condensed consolidated financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, Weber Inc. had no operations.
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
Allowance for Current Expected Credit Losses
The Company estimates its expected credit losses based on historical experience, the aging of accounts receivable, consideration of current economic conditions and its expectations of future economic conditions. The allowance for expected credit losses was $2.3 million and $2.6 million as of December 31, 2021 and September 30, 2021, respectively.
Inventories
The components of inventory are as follows:

	December 31, 2021	September 30, 2021
	(dollars in thousands)
Work-in-process and materials	$89,922	$60,367
Finished products	380,597	272,254
Total inventories, net	$470,519	$332,621
New Accounting Pronouncements Recently Adopted
In March 2020, the the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. The guidance is temporary and can be applied through December 31, 2022. The guidance has not impacted the condensed consolidated financial statements to date. The Company will continue to monitor the impact of the ASU on our condensed consolidated financial statements in the future.
New Accounting Pronouncements Issued but Not Yet Adopted
No recent accounting pronouncements were issued by the FASB that are believed by management to have a material impact on the Company’s future financial statements.
2. Acquisitions
June Acquisition
On January 12, 2021, the Company acquired all of the remaining outstanding stock of June Life, Inc. ("June"), a smart appliance and technology company. The purpose of the acquisition was primarily to advance consumer experiences through the use of embedded technology in its products and higher quality digital products.
The composition of the purchase price recorded for June was as follows (dollars in thousands):

Cash	$108,285
Fair value of equity interest	24,144
Settlement of existing contractual relationship	9,776
Total	$142,205
Prior to the acquisition, the Company held an existing equity interest in June, which was historically accounted for as an equity method investment. Additionally, the Company had a license and development agreement with June to license certain software and other technology owned by June and adapt this technology to certain products of the Company. The license and development agreement included provisions for the Company to pay June royalties at varying rates based on the quantities and type of product sold containing the licensed technology. During the three months ended December 31, 2020, the Company recorded an equity method loss of $1.4 million, with an offsetting decrease in its investment in June.
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
The results of operations for June have been included in the condensed consolidated statements of operations since the acquisition date, which were not material. June operations are reflected within the Americas reportable segment. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the Company’s net sales and results of operations, either individually or in aggregate.
The December 31, 2021 condensed consolidated balance sheet includes the assets and liabilities of June, which have been measured at fair value as of the acquisition date. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities.
The allocation of purchase price recorded for June was as follows (dollars in thousands):

Cash	$6,046
Inventory	480
Accounts receivable	85
Prepaid expenses and other current assets	617
Property and equipment	104
Intangibles	109,700
Goodwill	53,193
Accounts payable	(870)
Accrued expenses	(2,670)
Other long-term liabilities	(24,480)
Total	$142,205
The above fair values of assets acquired and liabilities are based on the information that was available as of the reporting date.
The goodwill of $53.2 million represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including an experienced workforce and expected future synergies. None of the goodwill is expected to be deductible for tax purposes. In the first quarter of fiscal year 2022, the Company recorded a reduction to accrued expenses of $1.3 million, with a corresponding decrease to goodwill, resulting from a change in the fair value of a liability.
The Company recognized $24.5 million of deferred tax liabilities due to the acquisition of June. The deferred tax liabilities have been recorded in Other long-term liabilities in the condensed consolidated balance sheets.
The gross carrying amounts allocated to intangible assets were as follows (dollars in thousands):

Trade names and trademarks	$17,000
Developed software / patented technology	87,000
Non-competition / restrictive covenant agreements	5,700
Total	$109,700

The useful lives assigned to intangible assets were as follows (in years):

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
As a result of the acquisition, the Company recognized $1.2 million of acquisition-related costs.
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
The composition of the purchase price recorded for RMC was as follows (dollars in thousands):

Cash	$26,275
Equity consideration issued by the Company	14,582
Total	$40,857
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
The results of operations for RMC have been included in the condensed consolidated statements of operations since the acquisition date, which were not material. RMC operations are reflected within the Asia-Pacific (“APAC”) reportable segment. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the Company’s net sales and results of operations, either individually or in aggregate.
The December 31, 2021 condensed consolidated balance sheet includes the assets and liabilities of RMC, which have been measured at fair value as of the acquisition date. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities.

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
As a result of the acquisition, the Company recognized approximately $0.3 million of acquisition-related costs.
3. Goodwill and Other Intangibles
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill during the three months ended December 31, 2021 is shown below.

	Americas	EMEA	APAC	Total
	(dollars in thousands)
Balance as of September 30, 2021	$73,696	$10,589	$26,327	$110,612
Acquisitions(1)	(1,284)	—	—	(1,284)
Foreign exchange	—	(186)	38	(148)
Balance as of December 31, 2021	$72,412	$10,403	$26,365	$109,180
_____________
(1)Represents a measurement period adjustment related to the June acquisition. See Note 2 for further information.

The Company’s intangible assets consist of the following:

	December 31, 2021
	Weighted-Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(dollars in thousands)
Trademark—Weber	N/A	$310,000	$—	$310,000
Trademarks—Other	14.3	55,900	(8,925)	46,975
Trademarks, net		365,900	(8,925)	356,975
Customer lists	9.0	91,361	(51,681)	39,680
Patents	7.3	3,428	(1,454)	1,974
In-process research and development	5.1	4,500	(2,213)	2,287
Developed technology	14.1	87,000	(5,589)	81,411
Reacquired rights	2.6	13,641	(3,069)	10,572
Non-compete agreement	2.1	5,700	(1,831)	3,869
Other intangible assets, net		205,630	(65,837)	139,793
Total		$571,530	$(74,762)	$496,768

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(dollars in thousands)
Trademark—Weber	$310,000	$—	$310,000
Trademarks—Other	55,900	(8,079)	47,821
Trademarks, net	365,900	(8,079)	357,821
Customer lists	91,563	(50,483)	41,080
Patents	49,428	(47,389)	2,039
In-process research and development	4,500	(2,100)	2,400
Developed technology	87,000	(4,139)	82,861
Reacquired rights	13,568	(2,035)	11,533
Non-compete agreement	6,300	(1,956)	4,344
Other intangible assets, net	252,359	(108,102)	144,257
Total	$618,259	$(116,181)	$502,078
The Company’s indefinite-lived intangible assets consist of Trademark—Weber.
Total amortization expense for the Company’s intangible assets was $5.2 million and $3.0 million for the three months ended December 31, 2021 and 2020, respectively.

4. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements, net consists of the following:

	December 31, 2021	September 30, 2021
	(dollars in thousands)
Land	$6,453	$6,453
Buildings	49,009	44,829
Computer equipment and software	79,836	79,286
Equipment	252,372	238,601
Leasehold improvements	12,638	13,156
Construction-in-progress	32,158	32,547
	432,466	414,872
Accumulated depreciation	(259,507)	(252,043)
Total	$172,959	$162,829
Depreciation expense amounted to $8.6 million and $6.7 million for the three months ended December 31, 2021 and 2020, respectively, of which $1.9 million and $1.7 million related to the amortization of capitalized software costs, respectively. Unamortized software costs were $32.6 million and $29.1 million as of December 31, 2021 and September 30, 2021, respectively.
5. Debt
Long-term debt consists of the following:

	December 31, 2021	September 30, 2021
	(dollars in thousands)
Secured Credit Facility Term Loan, due October 2027	1,017,400	1,020,525
Secured Credit Facility Revolving Loan	161,000	—
Total borrowings	1,178,400	1,020,525
Deferred financing costs	(17,025)	(17,692)
Original issue discount	(5,307)	(5,515)
Total debt	1,156,068	997,318
Less: Current portion of long-term debt and other borrowings	(173,500)	(12,500)
Total long-term debt	982,568	984,818
Secured Credit Facility
The Company's credit facility (“Secured Credit Facility”) includes an initial term loan (“Term Loan”) of $1,250.0 million and a revolving credit facility (“Revolving Loan”) with a maximum commitment of $300.0 million. As of December 31, 2021, the Revolving Loan had borrowings outstanding of $161.0 million and letters of credit issued of $6.6 million leaving $132.4 million of available borrowing capacity.
Covenants
The Secured Credit Facility contains certain restrictive covenants relating to, among other things, limitations on indebtedness, transactions with affiliates, sales of assets, acquisitions and members’ distributions. In addition, above a certain borrowing level, there is a financial covenant relating to the Company’s average leverage ratio. As of December 31, 2021, the Company was in compliance with all covenants in the Secured Credit Facility.

6. Derivative Instruments
Interest Rate Swap Contracts
The Company uses interest rate swap contracts to minimize the effect of fluctuating variable interest rates under the Secured Credit Facility on Interest expense within its reported operating results. As cash flow hedges, the interest rate swaps are revalued at current market rates, with the changes in valuation reflected directly in Other comprehensive income (loss), to the extent that the hedge is effective. The gains or losses on the interest rate swaps reported in Accumulated other comprehensive income (loss) in equity are reclassified into Interest expense in the periods in which the monthly interest settlement is paid on the interest rate swap.
The notional values of the Company’s outstanding interest rate swap contracts were as follows:

	December 31, 2021	September 30, 2021
	(dollars in thousands)
Interest rate swap contracts	$1,220,000	$1,220,000
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
At the time of the de-designation of the above $360.0 million in interest rate swaps, there was approximately $38.2 million of unrealized losses recorded in Accumulated other comprehensive income (loss). This amount is amortized to interest expense through the remaining term of the original de-designated swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The $360.0 million of interest rate swaps de-designated as cash flows hedges and the $360.0 million of offsetting swaps will be marked to market with changes in fair value recognized, along with the fixed and variable payments on these swaps, in interest expense which are expected to nearly offset each other. The Company presents the derivatives on a gross basis on the balance sheet.
The new pay-fixed interest rate swap is a hybrid instrument in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, consisting of a financing component and an embedded at-market derivative. The financing component is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value on the balance sheet and designated as a cash flow hedge. This new $500.0 million swap is indexed to one-month LIBOR and is net settled on a monthly basis with the counterparty for the difference between the fixed rate of 2.2025% and the variable rate based upon one-month LIBOR (subject to a floor of 0.75%) as applied to the notional amount of the swap. In connection with the transactions discussed above, no cash was exchanged between the Company and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. Cash settlements related to interest rate contracts will generally be classified as operating activities on the condensed consolidated statements of cash flows. The cash flows related to the portion of the hybrid instrument treated as debt are classified as financing activities in the condensed consolidated statements of cash flows while the portion treated as an at-market derivative is classified as operating activities.
See Note 10 for further information.

Foreign Currency Forward Contracts
The Company enters into foreign currency forward contracts to minimize the effect of fluctuating variable foreign currency denominated cash flows impacting Gross profit within its reported operating results. When entered, these financial instruments are designated as cash flow hedges of underlying exposures and de-designated when the foreign currency denominated sale of inventory is made to a third party. As cash flow hedges, the forward contracts are revalued at current foreign exchange rates with the changes in the valuation reflected directly in Accumulated other comprehensive income (loss), to the extent that the hedge is effective. The gains or losses on the forward contracts reported in Accumulated other comprehensive income (loss) in equity (deficit) are reclassified into Cost of goods sold in the period or periods in which the foreign currency denominated sale of inventory is made to a third party and the contracts are de-designated. The gains or losses from changes in the fair value of foreign exchange contracts de-designated as cash flow hedges are recorded in Foreign currency loss (gain). The Company also enters into foreign currency forward contracts that economically hedge its risk on foreign currency denominated receivables. The gains or losses from changes in fair value on these contracts are recorded in Foreign currency loss (gain). Cash settlements related to forward currency forward contracts are classified as operating activities on the condensed consolidated statements of cash flows.
The notional values of the Company’s outstanding foreign currency forward contracts were as follows:

	December 31, 2021	September 30, 2021
	(dollars in thousands)
Foreign currency forward contracts	$7,992	$28,254
See Note 10 for further information.
Cash Flow Hedges Impact on the Condensed Consolidated Statements of Comprehensive (Loss) Income
For derivatives designated as cash flow hedges, the gain (loss) recognized in Other comprehensive (loss) income was:

	Three Months Ended December 31,
	2021	2020
	(dollars in thousands)
Interest rate swap contracts	$2,880	$1,219
Foreign currency forward contracts	—	(90)
Total gain recognized	$2,880	$1,129
Cash Flow Hedges Impact on the Condensed Consolidated Statements of Operations
For derivatives designated as cash flow hedges, the gain reclassified from Accumulated other comprehensive income (loss) into the condensed consolidated statements of operations was:

	Three Months Ended December 31,
	2021	2020
	(dollars in thousands)
Interest rate swap contracts	$2,673	$2,448
Foreign currency forward contracts	—	132
Total gain recognized	$2,673	$2,580
For derivatives de-designated as cash flow hedges and economic hedges on foreign currency denominated receivables, the (gain) loss recognized directly into Foreign currency loss (gain) in the condensed consolidated statements of operations was:

	Three Months Ended December 31,
	2021	2020
	(dollars in thousands)
Foreign currency forward contracts	$(320)	$1,507

As of December 31, 2021, the Company estimates that it will recognize approximately $10.2 million of losses associated with the above contracts in net income within the next 12 months.
Commodity Index Contracts
The Company uses commodity index contracts to reduce its exposure to fluctuations in cash flows relating to the purchases of aluminum and steel-based components and raw materials impacting Gross profit. The commodity index contracts are accounted for as financial instruments and the Company did not apply hedge accounting.
The notional values of the Company’s outstanding commodity index contracts were as follows:

	December 31, 2021	September 30, 2021
	(volumes in pounds)
Aluminum index contracts	4,500,000	7,200,000
Steel index contracts	25,500,000	700,000
As financial instruments, the commodity index hedges are revalued at current commodity index rates with the changes in the valuation reflected directly in Cost of goods sold. The Company recorded a corresponding loss (gain) on the change in fair market value as follows:

	Three Months Ended December 31,
	2021	2020
	(dollars in thousands)
Commodity index contracts	$221	$(3,803)
See Note 10 for further information.
Counterparty Credit Risk
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. The Company deals with only investment-grade counterparties and monitors the overall credit risk and exposure to individual counterparties. The Company did not experience any nonperformance by a counterparty during the three months ended December 31, 2021 or 2020. The Company did not require, nor did it post, collateral or security on such contracts.
7. Income Taxes
The Company recorded an income tax benefit of $30.4 million for the three months ended December 31, 2021, resulting in an effective tax rate of 29.0%, as compared to the federal statutory rate of 21.0%. The effective tax rate was higher than the statutory rate due to foreign taxes owed by foreign subsidiaries, uncertain tax positions and increases on certain previously established valuation allowances. These unfavorable expenses were partially offset by a noncontrolling interest benefit to adjust for Weber Inc.'s allocable share of Weber HoldCo LLC's net loss for the quarter. The income tax benefit for the three months ended December 31, 2021 reflects the estimated annual effective tax rate applicable to the net loss recognized for the quarter.
The Company recorded income tax expense of $0.2 million for the three months ended December 31, 2020, resulting in an effective tax rate of 2.6%, as compared to the federal statutory rate of 21.0%. The difference in the rate was due to nontaxable U.S. flow-through income and a discrete benefit resulting from our United Kingdom and South Africa valuation allowance releases. This benefit was partially offset by foreign taxes owed by foreign subsidiaries.
8. Commitments and Contingencies
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
The following is an analysis of product warranty reserves and charges against those reserves (dollars in thousands):

Balance at September 30, 2021	$28,300
Accrual for warranties issued	1,716
Warranty settlements made	(1,381)
Balance at December 31, 2021	$28,635
The balance of warranty reserves recorded in Other long-term liabilities was $23.3 million and $23.1 million as of December 31, 2021 and September 30, 2021, respectively. The remaining current balances of $5.3 million and $5.2 million as of December 31, 2021 and September 30, 2021, respectively, were recorded in Accrued expenses.
Contingent Consideration
As part of the acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices, LLC (“iDevices”), the Company has future cash payments due to iDevices in conjunction with an earn-out and development agreement. Under this agreement, the Company paid iDevices a minimum of $8.0 million, and then must pay additional royalty payments at fixed rates on iGrill and Kitchen Thermometer products sold for a total of 10 years or up to $15.0 million, whichever comes first. Under the terms of the earn-out and development agreement, the Company paid $0.1 million during both the three months ended December 31, 2021 and 2020, respectively. The fair value of the contingent consideration liability was $0.5 million at both December 31, 2021 and September 30, 2021. The fair value of these estimated future cash payments was based on valuation methods and management’s best estimates and was recorded in Other long-term liabilities in the condensed consolidated balance sheets.
Europe Manufacturing Facility
During October 2021, the Company executed an agreement to expand the Europe Manufacturing Facility in Poland. The Company does not control the asset under construction, and is therefore not deemed the accounting owner of the asset under construction.
The lease term is 14 years and will commence upon completion of the building, which is expected to occur during the quarter ended June 30, 2022. Upon commencement, the Company will record a right-of-use asset and a lease liability. In addition, the Company has options to extend the lease term for five-year periods as allowed by local laws and regulatory requirements. The annual cash rental payments due under the lease agreement during the first year will be approximately $1.2 million. The lease also requires the Company to pay real estate taxes and maintenance costs on the facility. No lease payments were made during the quarter ended December 31, 2021.
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
9. Related Parties
Periodically, the Company engages in transactions with related parties, which include entities that are owned in whole or in part by certain owners or employees of the Company.
The Company has historically leased certain manufacturing and office facilities in the U.S. from a related party. During the fourth quarter of fiscal year 2021, the related party sold the leased properties to a third party. Accordingly, the Company will no longer recognize these leases as related party transactions. Rental expense amounted to zero and $0.2 million for the three months ended December 31, 2021 and 2020, respectively.
During fiscal year 2021, the Company leased office facilities in Australia from a related party. Rental expense amounted to $0.2 million and zero for the three months ended December 31, 2021 and 2020, respectively. The Company had related party operating right-of-use assets of $1.5 million and $1.6 million at December 31, 2021 and September 30, 2021, respectively. Additionally, the Company had related party current operating lease liabilities of $0.4 million and $0.4 million and non-current operating lease liabilities of $1.1 million and $1.2 million at December 31, 2021 and September 30, 2021, respectively.
The Company has a royalty agreement with a related party for the use of the Company’s trademark. Royalty revenue from this agreement was $0.1 million for the three months ended December 31, 2021 and was immaterial for the three months ended December 31, 2020. The Company had a royalty receivable of $0.1 million from this related party at both December 31, 2021 and September 30, 2021.
During fiscal year 2019, the Company entered into a series of transactions with June. As a result of the acquisition described in Note 2, June has become a wholly-owned subsidiary of the Company and is consolidated in its financial statements. As such, the Company no longer records related party transactions with June. For the three months ended December 31, 2021 and 2020, the Company recorded royalty expense of zero and $0.3 million, respectively.
In connection with the IPO, the Company entered into the Tax Receivable Agreement with the Pre-IPO LLC Members, which provides for the payment by Weber Inc. of 85% of certain cash tax benefits that Weber Inc. actually realizes, or in some cases is deemed to realize. The Tax Receivable Agreement liability was $9.2 million at both December 31, 2021 and September 30, 2021. The Tax Receivable Agreement is considered a related party transaction.
The Company historically had notes receivable due from members, which were fully repaid during the first quarter of fiscal year 2022. The balance of the notes receivable due from members, including interest, was zero and $11.3 million at December 31, 2021 and September 30, 2021, respectively. Related party interest income associated with the full recourse member notes was immaterial for both the three months ended December 31, 2021 and 2020. See Note 15 for further information.
10. Fair Value of Financial Instruments
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
The Company had interest rate swap contracts held with financial institutions as of December 31, 2021 and September 30, 2021, classified as Level 2 financial instruments, which are valued using observable underlying interest rates and market-determined risk premiums at the reporting date.
The Company had foreign currency forward contracts held with financial institutions as of December 31, 2021 and September 30, 2021, classified as Level 2 financial instruments, which are valued using observable forward foreign exchange rates at the reporting date.
The Company had commodity index contracts held with financial institutions as of December 31, 2021 and September 30, 2021, classified as Level 2 financial instruments, which are valued using observable commodity index rates at the reporting date.
The Company had a contingent consideration liability as of December 31, 2021 and September 30, 2021, classified as a Level 3 instrument, in conjunction with its acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices. The fair value of these estimated future cash payments was determined based on valuation methods and estimates of future cash flows. See Note 8 for further details.

The fair value of financial assets and liabilities measured on a recurring basis was as follows:

	December 31, 2021	Level 1	Level 2	Level 3
	(dollars in thousands)
Prepaid expenses and other current assets:
Foreign currency forward contracts	$171	$—	$171	$—
Commodity index contracts	2,216	—	2,216	—
Interest rate swap contracts	7,661	—	7,661	—
Total	$10,048	$—	$10,048	$—
Other long-term assets:
Interest rate swap contracts	$24,796	$—	$24,796	$—
Total	$24,796	$—	$24,796	$—
Accrued expenses:
Commodity index contracts	$854	$—	$854	$—
Interest rate swap contracts	13,231	—	13,231	—
Total	$14,085	$—	$14,085	$—
Other long-term liabilities:
Interest rate swap contracts	$33,971	$—	$33,971	$—
Contingent consideration	450	—	—	450
Total	$34,421	$—	$33,971	$450

	September 30, 2021	Level 1	Level 2	Level 3
	(dollars in thousands)
Prepaid expenses and other current assets:
Foreign currency forward contracts	$134	$—	$134	$—
Commodity index contracts	3,378	—	3,378	—
Interest rate swap contracts	8,762	—	8,762	—
Total	$12,274	$—	$12,274	$—
Other long-term assets:
Interest rate swap contracts	$27,267	$—	$27,267	$—
Total	$27,267	$—	$27,267	$—
Accrued expenses:
Interest rate swap contracts	$14,688	$—	$14,688	$—
Total	$14,688	$—	$14,688	$—
Other long-term liabilities:
Interest rate swap contracts	$40,392	$—	$40,392	$—
Contingent consideration	503	—	—	503
Total	$40,895	$—	$40,392	$503
The carrying amounts reported in the Company’s condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, and trade accounts payable approximate their fair values due to the short-term nature of these instruments. The carrying amounts reported in the Company’s condensed consolidated balance sheets for the variable rate, revolving loan facility also approximate its fair value. The fair value of the fixed rate debt is not readily determinable, because the information is not available.

11. Stock-Based Compensation
The Weber Inc. Omnibus Incentive Plan (the “2021 Plan”) provides for the issuance of up to 22,694,608 shares of Class A common stock in connection with equity awards granted under the 2021 Plan. The Company had three types of share-based compensation awards outstanding under the 2021 Plan: profits interest awards, options and RSUs.
Profits Interest Awards
Prior to the Company's IPO, the Company granted profits interest units with vesting periods ranging from one to five years to certain key employees in consideration for their services to or for the benefit of the Company. A portion of the profits interest units vest based on service and a portion of the awards based on service as well as the Company’s achievement of certain performance objectives associated with net sales (“hybrid units”).
The profits interest units have distribution thresholds determined on a per common unit in Weber HoldCo LLC (“LLC unit”) basis with the holder receiving, upon exercise, a value in LLC units equal to the difference between the current fair value per LLC unit less the distribution threshold. Therefore, the distribution thresholds serve as a cashless exercise price, with holders receiving their share of the value of the Company’s implied equity value in excess of the distribution threshold. Once vested, the profits interests represent profits interest ownership in the Company tied solely to the accretion, if any, in the value of the Company in excess of the distribution threshold.
On December 17, 2021, Weber Inc. paid a dividend of $0.04 per share to holders of Class A common stock. Profits interest units that were outstanding at the time of the dividend were adjusted pursuant to pre-existing anti-dilution provisions in the Company’s equity incentive plan documents. The adjustments reduced the distribution thresholds of outstanding profits interest units by the amount of the dividend per share. The adjustments did not result in incremental stock-based compensation expense as the anti-dilutive adjustments were required by pre-existing terms included within the awards.
During the three months ended December 31, 2021, there has been no activity related to the profits interest units.
The following table summarizes the Company’s profits interest units distribution thresholds as of December 31, 2021, which serve as a cashless exercise price:

Distribution Threshold (per unit)(1)	Service-Based Units Outstanding	Hybrid Units Outstanding
$5.46 – $6.96	4,142,102	—
$6.97 – $8.46	4,142,102	—
$8.47 – $9.46	5,481,420	1,185,180
$9.47 – $10.71	2,295,274	592,590
Total	16,060,898	1,777,770
_____________
(1)The exercise price of units outstanding as of December 31, 2021 reflect the non-cash adjustments to the units as a result of the cash dividend paid by the Company. As such, the distribution thresholds noted above have been reduced by $0.04 per unit to reflect the adjustment.
The Company’s outstanding profits interest awards as of December 31, 2021 are shown below. There are no vested hybrid units.

	Units Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
Nonvested service units(1)	11,713,015	$8.17	$8.97
Vested service units(1)(2)	4,347,883	$7.72	$9.15
Nonvested hybrid units(3)	1,777,770	$9.58	$7.88
_____________
(1)The aggregate intrinsic value of all nonvested and vested service-based units outstanding was $77.8 million.
(2)The aggregate intrinsic value of all vested service-based units was $22.5 million.
(3)The aggregate intrinsic value of all hybrid units outstanding was $5.9 million.

As of December 31, 2021, there was $30.5 million and $6.8 million of total unrecognized compensation cost related to nonvested profits interest units for service-based vesting units and hybrid units, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.72 years for service-based units and 0.82 years for hybrid units.
Options
During the three months ended December 31, 2021, the Company granted options to certain employees of the Company. Options are awarded with an exercise price equal to the market price on the date of the grant and become exercisable in one to three years after grant. Options expire ten years after the date of grant. The Company granted 1,038,866 options during the three months ended December 31, 2021. The weighted average exercise price of the options granted was $18.05 per option and the weighted average fair value was $7.06 per option. During the three months ended December 31, 2021, no options vested or were forfeited. As of December 31, 2021, the outstanding options had an intrinsic value of zero.
The fair value and corresponding stock-based compensation expense for options was determined using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of the options as of December 31, 2021, were as follows:

Expected term (in years)	6.0
Risk-free interest rate	1.24%
Expected volatility	39.01%
Expected dividend yield	—%
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected holding period. The Company assumed a dividend yield of zero percent when valuing the options because, as of the grant date, the Company did not have a history of paying dividends. Expected volatility is based on the expected volatility of comparable peer companies that are publicly traded. The expected term represents the period of time that awards granted are expected to be outstanding. The Company elected to use the simplified method to estimate the expected holding period because there is not sufficient information to estimate post-vesting exercise behavior. As such, the Company will continue to use this methodology until there is sufficient history to provide a reasonable basis on which to estimate the expected term.
As of December 31, 2021, there was $6.4 million of total unrecognized compensation cost related to nonvested options. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.97 years.
Restricted Stock Units
During the three months ended December 31, 2021 the Company granted RSUs to certain employees of the Company. The RSUs vest over a period ranging from three months to three years. The RSUs accrue dividend equivalents associated with the underlying shares of Class A common stock as the Company declares dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. RSUs that were converted from equity awards outstanding prior to the Company’s IPO do not accrue dividends until they are fully vested. The fair value of the RSU awards was calculated utilizing the closing day stock price on the date of grant. No RSUs were granted or outstanding during the three months ended December 31, 2020. Upon vesting of the award, the Company will issue shares of Class A common stock to the award holder. At the time of issuance, the Company will typically withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested to award holder.

The following tables summarize the Company’s RSUs and activity during the three months ended December 31, 2021:

	Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested, September 30, 2021	2,086,541	$17.56
Granted	2,546,501	$17.22
Vested	—	$—
Forfeited	(27,954)	$17.97
Nonvested, December 31, 2021	4,605,088	$17.37

	Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Vested, September 30, 2021	776,544	$17.59
Units vested	—	$—
Units settled	(50,196)	$17.59
Vested, December 31, 2021	726,348	$17.59
As of December 31, 2021, there was $61.0 million of total unrecognized compensation cost related to RSUs. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.82 years.
Employee Stock Purchase Plan
In August 2021, the Board of Directors approved the Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase a limited number of shares of Class A common stock during pre-specified offering periods at a discount established by the Company's Compensation Committee. The purchase price will be equal to the lesser of (i) 85% of the fair market value of a share on the first trading day of the offering period and (ii) 85% of the fair market value of a share on the applicable purchase date. For the ESPP, a total of 9,077,843 shares of Class A common stock were reserved for issuance and no shares have been issued during the three months ended December 31, 2021. Withholding periods will begin on January 1, 2022.
Summary of Stock-Based Compensation Expense
The table below summarizes stock-based compensation expense recognized by award type:

	Three Months Ended December 31,
	2021	2020
	(dollars in thousands)
Profits interest awards:
Service-based profits interest awards	$8,984	$2,122
Hybrid profits interest awards	2,417	—
Total profits interest awards	11,401	2,122
Options	957	—
Pre-IPO Management Incentive Compensation Plan awards	—	876
RSUs	12,007	—
Total stock-based compensation expense(1)	$24,365	$2,998
_____________
(1)In addition to the stock-based compensation expense recognized for the awards listed above, $1.1 million and $0.4 million of expense was recognized in relation to partial recourse notes during the three months ended December 31, 2021 and 2020, respectively. See Note 15 for further information.

12. Segments
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
The CODM reviews adjusted (loss) income from operations as the key segment measure of performance. Adjusted (loss) income from operations is defined as (loss) income from operations adjusted for unallocated net expenses, stock/unit-based compensation, impairment costs, and gain on disposal of assets held for sale. Adjusted (loss) income from operations excludes interest income, interest expense, loss from early extinguishment of debt, income taxes, and loss (gain) from investments in unconsolidated affiliates.
The information below summarizes key financial performance measures by reportable segment:

	Three Months Ended December 31, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$156,494	$62,985	$63,662	$—	$283,141
Adjusted (loss) income from operations(1)	$23,286	$10,269	$19,347	$(102,742)	$(49,840)
Depreciation and amortization	$2,307	$307	$1,400	$9,773	$13,787
Capital expenditures	$147	$910	$154	$24,665	$25,876

	Three Months Ended December 31, 2020
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$179,290	$65,817	$63,771	$—	$308,878
Adjusted (loss) income from operations(1)	$34,895	$8,350	$19,578	$(33,553)	$29,270
Depreciation and amortization	$139	$437	$363	$8,827	$9,766
Capital expenditures	$62	$136	$150	$4,624	$4,972
_____________
(1)Adjusted (loss) income from operations for each reportable segment includes cost of goods sold transfer price allocations and distribution allocations from Corporate/Other. Corporate/Other includes unallocated corporate and certain supply chain expenses and inter-segment eliminations.

Reconciliations
The information below provides a reconciliation of adjusted income from operations to (loss) income before taxes:

	Three Months Ended December 31,
	2021	2020
	(dollars in thousands)
Segment adjusted income from operations
Americas	$23,286	$34,895
EMEA	10,269	8,350
APAC	19,347	19,578
Segment adjusted income from operations for reportable segments	52,902	62,823
Unallocated net expenses(1)	(116,800)	(38,203)
Adjustments to (loss) income before taxes
Stock/unit-based compensation expense	(25,511)	(3,428)
Gain on disposal of assets held for sale	—	5,185
Interest income	230	179
Interest expense	(15,761)	(14,652)
Loss from early extinguishment of debt	—	(5,448)
(Loss) income before taxes	$(104,940)	$6,456
_____________
(1)Unallocated net expenses includes Corporate/Other as defined in the table above and other adjustments, which include business and operational transformation costs, debt refinancing and IPO costs and COVID-19 costs.
The information below provides a reconciliation of segment assets to total consolidated assets:

	December 31, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$218,146	$201,209	$51,164	$—	$470,519
All other(2)					1,220,369
Total assets					$1,690,888

	September 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$164,905	$104,219	$63,497	$—	$332,621
All other(2)					1,218,371
Total assets					$1,550,992
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

13. Noncontrolling Interests
The noncontrolling interests balance represents the economic interests in Weber HoldCo LLC held by the Pre-IPO LLC Members. The following table summarizes the ownership of LLC Units in Weber HoldCo LLC as of December 31, 2021:

	LLC Units	Ownership Percentage
LLC Units held by Weber Inc.	52,569,898	18%
Units held by Pre-IPO LLC Members	234,645,219	82%
Balance at end of period	287,215,117	100%
The noncontrolling interest holders have the right to exchange an LLC unit along with a share of Class B common stock ("Paired Interests") for Class A common stock. As such, future exchanges of Paired Interests by noncontrolling interest holders will result in a change in ownership and decrease or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital when Weber HoldCo LLC has positive or negative net assets, respectively. As of December 31, 2021, no Pre-IPO LLC members have exchanged any Paired Interests.
14. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income attributable to Weber Inc. by the weighted average number of Class A common stock outstanding during the period. The weighted average number of Class A common stock outstanding during the period includes both the weighted average of Class A common stock outstanding as well as the weighted average of vested RSUs outstanding during the period. Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Diluted earnings (loss) per share is calculated by giving effect to the potentially dilutive weighted average impact of profits interest awards, options, RSUs and HoldCo LLC Units that are convertible into shares of our Class A common stock when paired with an equal number of shares of Class B common stock.
Prior to the IPO, the Weber-Stephen Products LLC structure included only LLC common units issued and outstanding to pre-IPO LLC members. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the prior period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share of Class A common stock is as follows:

Three Months Ended December 31, 2021
(in thousands, except shares and per share data)
Numerator - basic:
Net loss	$(74,553)
Less: Net loss attributable to noncontrolling interests	(91,330)
Net income attributable to Weber Inc. - basic	$16,777
Numerator - diluted:
Net income attributable to Weber Inc. - basic	16,777
Net income (loss) effect of dilutive securities:
Add: Net loss attributable to dilutive impact of Paired Interests(1)	(71,380)
Net loss attributable to Weber Inc. - diluted	$(54,603)
Denominator - basic:
Weighted average of Class A common stock outstanding - basic	53,309,932
Net income per Class A common stock - basic	$0.31
Denominator - diluted:
Weighted average of Class A common stock outstanding - basic	53,309,932
Weighted average effect of dilutive securities:
Add: Class A common stock assumed exchange for Paired Interests(2)	234,645,219
Weighted average Class A common stock outstanding - diluted	287,955,151
Net loss per Class A common stock - diluted	$(0.19)
_____________
(1) This adjustment assumes after-tax elimination of noncontrolling interests due to the assumed exchange of all Paired Interests for shares of Class A common stock in Weber Inc. as of the beginning of the period following the if-converted method for calculating diluted net loss per share.
(2)     The diluted weighted average shares outstanding of Class A common stock includes the effects of the if-converted method to reflect the assumed exchange of all Paired Interests on a one-for-one basis for shares of Class A common stock in Weber Inc.
The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive.

Three Months Ended December 31,2021
Profits interest awards	5,053,269
Options	1,038,866
RSUs	4,605,088
15. Member Notes
During the three months ended December 31, 2021, the Company received $10.6 million from certain borrowers for repayment of the outstanding balance, including accrued interest, of partial recourse member notes and $0.8 million for repayment of the outstanding balance, including accrued interest, of full recourse member notes. As partial recourse notes are not reflected in the condensed consolidated financial statements, the repayment of the partial recourse notes was accounted for as an equity issuance of the 1,072,849 LLC units (along with an equal number of shares of Class B common stock).
The Company recognized $1.1 million in stock-based compensation expense during the three months ended December 31, 2021 related to the repayment of partial recourse notes, as the early repayment was considered a modification to the loan term of the partial recourse notes. The Company recognized $0.4 million in unit-based compensation expense during the three months ended December 31, 2020 related to the issuance of partial recourse notes. The total amount due from members on the notes receivable, including interest, was zero and $11.3 million as of December 31, 2021 and September 30, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. The section titled “Special Note Regarding Forward-Looking Statements” should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is September 30, and our fiscal quarters end on December 31, March 31, June 30 and September 30. Our fiscal years ended September 30, 2022, 2021 and 2020 are referred to herein as Fiscal Year 2022, Fiscal Year 2021 and Fiscal Year 2020, respectively.
Our Company
Weber Inc. (“Weber,” “Company,” “we,” and “our”), together with its subsidiaries, is the leading outdoor cooking company in the global outdoor cooking market. Our founder George Stephen, Sr., established the outdoor cooking category when he invented the original charcoal grill nearly 70 years ago. In the decades since, we have built a loyal and global following of both grilling enthusiasts and barbeque professionals in backyards all around the world. Our product portfolio includes traditional charcoal grills, gas grills, smokers, pellet and electric grills and recently our Weber Connect™ technology-enabled grills. Our full range of products are sold in 78 countries through an omni-channel network that consists of wholesale, direct-to-consumer and e-commerce.
We operate in the global outdoor cooking market, which is comprised of outdoor products that include gas grills, charcoal grills, wood pellet grills, electric grills, smokers, grilling accessories and solid fuel products (including charcoal briquettes, lump charcoal, pellets, and wood chips and chunks). Our mission at Weber is to lead the outdoor cooking industry by innovating breakthrough new products and services that enhance our global consumers’ grilling experiences. Our purpose is to ignite inspiration and discovery through everything we do, at every touchpoint with our consumers. Grilling is about making delicious food, bringing people together and creating memories.
Key Factors Affecting Our Results of Operations
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled "Risk Factors" in our Annual Report on Form 10-K.
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

Impact of COVID-19
Since the onset of the COVID-19 pandemic, we have focused on protecting our employees’ health and safety, meeting our customers’ needs as they navigate an uncertain financial and operating environment, working closely with our suppliers to protect our ongoing business operations and rapidly adjusting our short-, medium- and long-term operational plans to proactively and effectively respond to the current and potential future public health crises. While the COVID-19 pandemic presents serious concerns for our business and operations, our employees and their families, our customers and our suppliers, we believe that we are adapting well to the wide-ranging changes that the global economy is currently undergoing. We remain confident in our business continuity strategy, our ability to produce and sell our products safely and in compliance with applicable laws and governmental orders and mandates, and our financial flexibility even in the event of a potentially extended economic downturn. For further discussion of the risks raised by the COVID-19 pandemic, see the section titled "Risk Factors" in our Annual Report on Form 10-K.
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
Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, these measures may not be fully effective. We cannot predict the degree to, or the period over, which we will be affected by the pandemic and resulting governmental and other measures. The economic effects of the COVID-19 pandemic could continue to affect demand for our products in the foreseeable future. As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in the section titled “Risk Factors” in our Annual Report on Form 10-K.
The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. We continue to actively monitor the pandemic including, infection and hospitalization rates, vaccination efforts, and related governmental actions such as expanded or reduced stay-at home orders, mask mandates, shutdowns and social distancing guidelines. We will adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. After the onset of the pandemic, we experienced a significant increase in demand for our grills and accessories. While this demand has since moderated, we will continue to manage our production capacity during this period of volatility. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, supply chain disruptions in certain markets and potential disruptions in certain countries. In the event we experience adverse impacts from the above or other factors, we would also evaluate the need to perform interim impairment tests for our goodwill, intangible assets and property, equipment and leasehold improvements. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all.
Impact of Inflation
Changing costs of inbound freight, materials, components, equipment, labor and other inputs used to manufacture and sell our products and logistics costs, in particular, have impacted and may in the future impact operating costs and, accordingly, may affect the prices of our products. We are involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and manufacturing efficiencies where possible. However, we may not be able to fully mitigate or pass through the increases in our operating costs and rising prices could also affect demand for our products.
Items Impacting Comparability
Business Combinations
RMC Acquisition. April 1, 2021, the Company acquired all aspects of the operations of R McDonald Co. Pty. Ltd. (“RMC”), that supported the Company’s business units in Australia and New Zealand. This included certain fixed assets, members of the RMC workforce and their related employment liabilities and the reacquired right to sell and market the Company’s products. The primary purpose of the acquisition was to re-acquire those operational and marketing rights. The acquisition was accounted for as a business combination, and RMC was acquired for approximately $26.3 million in cash and $14.6 million in equity.
June Acquisition. On January 12, 2021, the Company acquired all of the outstanding stock of June Life, Inc. (“June”), a smart appliance and technology company. The acquisition aligns with the Company’s strategy of revolutionizing the outdoor cooking experience through connected products, services and experiences that make grilling the perfect meal simple with our smartphone-enabled step-by-step cooking experience. Weber Connect, powered by June

OS, is our award-winning smart cooking software solution developed with June. The acquisition was accounted for as a business combination, and June was acquired for aggregate consideration of $142.2 million, including $108.3 million of cash.
Gain on Disposal of Assets Held for Sale
During Fiscal Year 2020, the Company determined that one of our manufacturing sites was considered to be assets held for sale, since the asset group was being marketed for sale and all the criteria to be classified as held for sale under Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment, had been met. The related buildings and its content were vacated and we no longer required these assets for our future operations. The carrying value of these assets was $8.3 million as of September 30, 2020. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. On December 30, 2020, we disposed of this manufacturing site, for net cash proceeds of $13.5 million, which resulted in a gain of $5.2 million.
Loss from Early Extinguishment of Debt
On October 30, 2020, the Company retired its existing senior credit facility and entered into a new credit facility (“Secured Credit Facility”) with a syndicate of financial institutions and investors. During the three months ended December 31, 2020, the Company recorded a $5.4 million loss from early extinguishment of debt, of which $4.1 million related to the term loan of the Company’s senior credit facility and $1.3 million related to revolving credit facility of the senior credit facility, representing a write-off of unamortized deferred financing costs.
Components of our Operating Results
We consider a variety of financial and operating measures in assessing the performance of our business. The key U.S. GAAP measures we use are net sales, gross profit, income from operations and net (loss) income.
Net Sales
We offer a broad range of products that consist of grills, accessories and consumables. Sales are recorded net of related discounts, allowances and taxes to be submitted to third parties. We discuss the net sales of our products in our three reportable segments, as defined below.
Gross Profit and Gross Margin
Gross profit is calculated by taking net sales less cost of goods sold, which includes the cost of direct materials, labor, purchased finished products and components, inbound freight, packaging, warranty and depreciation. Gross margin is defined as gross profit as a percentage of net sales.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of research and development, marketing, advertising and selling costs; non-manufacturing employee compensation and benefit costs; transportation costs of delivering our product to customers and the costs associated with a network of warehousing facilities to house inventory until the point of sale; outside services and fees; legal, insurance, accounting, audit and other administrative expenses; and general corporate infrastructure costs.
Reportable Segments
We operate and manage our business in three reportable segments: Americas, which consists of Canada, Chile, Mexico and the United States; the European, Middle East and African regions (“EMEA”); and the Asia-Pacific region (“APAC”), which includes Australia and New Zealand. We identify our reportable segments based on the information used by the Chief Operating Decision Maker (“CODM”) to monitor performance and allocate resources. See Note 12 to our condensed consolidated financial statements for additional information regarding our reportable segments.
Non-GAAP Measures
In addition to the U.S. GAAP results provided in this Quarterly Report on Form 10-Q, we provide supplemental non-GAAP measures to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and in their analysis of ongoing operating trends. All historic non-

GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures. The use of non-GAAP financial information should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measures. In addition, because our non-GAAP measures are not determined in accordance with U.S. GAAP, it is susceptible to differing calculations, and not all comparable or peer companies may calculate their non-GAAP measures in the same manner. Our non-GAAP measures are adjusted (loss) income from operations, adjusted net (loss) income, EBITDA and Adjusted EBITDA.
Adjusted (Loss) Income from Operations and Adjusted Net (Loss) Income
Adjusted (loss) income from operations and adjusted net (loss) income is (loss) income from operations and net (loss) income adjusted for stock/unit-based compensation expense, business transformation costs, operational transformation costs, impairment costs, debt refinancing and IPO costs, COVID-19 costs and gain on disposal of assets held for sale, and, in the case of adjusted net (loss) income, loss from early extinguishment of debt, net of the tax impact of such adjustments. Adjusted (loss) income from operations is also adjusted for foreign currency (loss) gain. Adjusted (loss) income from operations excludes loss from early extinguishment of debt, interest expense, net, income taxes and loss (gain) from investments in unconsolidated affiliates. We use adjusted (loss) income from operations and adjusted net (loss) income as indicators of the productivity of our business and our ability to manage expenses, after adjusting for certain expenses that we view as not indicative of regular operations. Adjusted (loss) income from operations and adjusted net (loss) income are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.
EBITDA and Adjusted EBITDA
EBITDA is net (loss) income before interest expense, net, income taxes and depreciation and amortization.
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
Adjusted EBITDA is defined as net (loss) income before interest expense, net, income taxes, depreciation and amortization, adjusted for stock/unit-based compensation expense, business transformation costs, operational transformation costs, debt refinancing and IPO costs, COVID-19 operational costs, loss from early extinguishment of debt and gain on disposal of assets held for sale as shown below. Adjusted EBITDA is not calculated in the same manner by all companies, and accordingly, is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance in isolation from, or as a substitute for, net (loss) income, cash flows from operations or cash flow data, all of which are prepared in accordance with U.S. GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

The following table reconciles (loss) income from operations to adjusted (loss) income from operations; net (loss) income to adjusted net (loss) income; net (loss) income to EBITDA; and EBITDA to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,
	2021	2020
	(dollars in thousands)
(Loss) income from operations	$(89,245)	$22,870
Adjustments:
Foreign currency (loss) gain(1)	(164)	3,507
Stock/unit-based compensation expense(2)	25,511	3,428
Business transformation costs(3)	7,410	871
Operational transformation costs(4)	6,648	991
Debt refinancing and IPO costs(5)	—	2,761
COVID-19 costs(6)	—	27
Gain on disposal of assets held for sale	—	(5,185)
Adjusted (loss) income from operations	$(49,840)	$29,270
Net (loss) income	$(74,553)	$4,885
Adjustments:
Stock/unit-based compensation expense(2)	25,511	3,428
Business transformation costs(3)	7,410	871
Operational transformation costs(4)	6,648	991
Debt refinancing and IPO costs(5)	—	2,761
COVID-19 costs(6)	—	27
Loss from early extinguishment of debt	—	5,448
Gain on disposal of assets held for sale	—	(5,185)
Tax impact of adjusting items	(11,458)	(214)
Adjusted net (loss) income	$(46,442)	$13,012
Net (loss) income	$(74,553)	$4,885
Adjustments:
Interest expense, net	15,531	14,473
Income tax (benefit) expense	(30,387)	166
Depreciation and amortization	13,787	9,766
EBITDA	$(75,622)	$29,290
Stock/unit-based compensation expense(2)	25,511	3,428
Business transformation costs(3)	7,410	871
Operational transformation costs(4)	6,648	991
Debt refinancing and IPO costs(5)	—	2,761
COVID-19 costs(6)	—	27
Loss from early extinguishment of debt	—	5,448
Gain on disposal of assets held for sale	—	(5,185)
Adjusted EBITDA	$(36,053)	$37,631
______________
(1)Adjusted (loss) income from operations includes foreign currency (loss) gain in order to align adjusted (loss) income from operations with Adjusted EBITDA, with the exception of depreciation and amortization and loss from investments in unconsolidated affiliates.
(2)See Note 11 to our condensed consolidated financial statements for further information.
(3)“Business transformation costs” are costs for business transformation initiatives that require severance or other costs to transition to a new operating model.

(4)“Operational transformation costs” are defined as restructuring and transformation initiatives related to supply chain, operational moves and startups that are designed to enable future productivity. These costs also include significant systems integration costs, as well was plant shutdown and closure costs that will drive future efficiencies.
(5)“Debt refinancing and IPO costs” are defined as certain non-capitalizable costs from the refinancing of the Company’s Secured Credit Facility and the Company's IPO.
(6)During the three months ended December 31, 2020, the Company incurred costs related to the global COVID-19 pandemic. These costs primarily resulted from the impact of enhanced employee safety and social distancing protocols.
Results of Operations
Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020
The following table sets forth our summarized condensed consolidated statements of operations data in dollars, as percentage change between the respective periods and as a percentage of net sales (the table may not foot due to rounding):

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)	% of Net Sales
	2021	2020			2021	2020
	(dollars in thousands)
Net sales	$283,141	$308,878	$(25,737)	(8%)	100%	100%
Cost of goods sold(1)(2)	219,128	174,073	45,055	26%	77%	56%
Gross profit	64,013	134,805	(70,792)	(53%)	23%	44%
Operating expenses:
Selling, general and administrative(1)(2)	148,084	114,103	33,981	30%	52%	37%
Amortization of intangible assets	5,174	3,017	2,157	71%	2%	1%
Gain on disposal of assets held for sale(3)	—	(5,185)	5,185	(100%)	—%	(2%)
(Loss) income from operations	(89,245)	22,870	(112,115)	(64%)	(32%)	7%
Foreign currency loss (gain)	164	(3,507)	3,671	(105%)	—%	(1%)
Interest income	(230)	(179)	(51)	28%	—%	—%
Interest expense	15,761	14,652	1,109	8%	6%	5%
Loss from early extinguishment of debt(3)	—	5,448	(5,448)	(100%)	—%	2%
(Loss) income before taxes	(104,940)	6,456	(111,396)	(1725%)	(37%)	2%
Income tax (benefit) expense	(30,387)	166	(30,553)	(18405%)	(11%)	—%
Loss from investments in unconsolidated affiliates	—	1,405	(1,405)	(100%)	—%	—%
Net (loss) income	$(74,553)	$4,885	$(79,438)	(1626%)	(26%)	2%
Adjusted (loss) income from operations(4)	$(49,840)	$29,270	$(79,110)	(270%)	(18%)	9%
Adjusted net (loss) income(4)	$(46,442)	$13,012	$(59,454)	(457%)	(16%)	4%
EBITDA(4)	$(75,622)	$29,290	$(104,912)	(358%)	(27%)	9%
Adjusted EBITDA(4)	$(36,053)	$37,631	$(73,684)	(196%)	(13%)	12%

______________
(1)Amounts include stock/unit-based compensation expense as follows:

	Three Months Ended December 31,
	2021	2020
	(dollars in thousands)
Cost of goods sold	$1,182	$121
Selling, general and administrative	24,329	3,307
Total stock/unit-based compensation expense	$25,511	$3,428
(2)Amount includes depreciation expense as follows:

	Three Months Ended December 31,
	2021	2020
	(dollars in thousands)
Cost of goods sold	$4,935	$3,252
Selling, general and administrative	3,678	3,497
Total depreciation expense	$8,613	$6,749
(3)See the section titled “Key Factors Affecting Our Results of Operations—Items Impacting Comparability.”
(4)See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”

Net Sales. Net sales for the three months ended December 31, 2021 decreased by $25.7 million, or 8%, to $283.1 million from $308.9 million during the three months ended December 31, 2020. The decrease was primarily attributable to a return to normalized seasonality patterns in the Americas, whereby the Company typically recognizes lower sales during its first fiscal quarter, following exceptional retailer demand during the three months ended December 31, 2020. Additionally, product availability in the Americas and EMEA was adversely impacted by extended inventory transit times resulting from global supply chain disruptions. Fluctuation in foreign exchange rates also decreased net sales by $2.0 million, particularly the Euro and Australian Dollar as compared to the U.S. dollar. Net sales for the three months ended December 31, 2021 decreased in the Americas by 13%, in EMEA by 4%, and were flat in APAC as compared to the three months ended December 31, 2020.
Cost of Goods Sold. Cost of goods sold for the three months ended December 31, 2021 increased by $45.1 million, or 26%, to $219.1 million from $174.1 million during the three months ended December 31, 2020. The increase was primarily due to higher inbound freight costs of $29.1 million and higher commodity costs of $25.6 million, which were partially offset by lower sales volumes.
Gross Profit and Gross Margin. Gross profit for the three months ended December 31, 2021 decreased by $70.8 million, or 53%, to $64.0 million from $134.8 million during the three months ended December 31, 2020. Gross margin decreased by 2,100 basis points to 23% during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The decrease in gross margin was primarily due to higher inbound freight costs, higher commodity costs and lower sales volumes.
Selling, General and Administrative. Selling, general and administrative costs for the three months ended December 31, 2021 increased by $34.0 million, or 30%, to $148.1 million from $114.1 million during the three months ended December 31, 2020. Selling, general and administrative costs as a percent of net sales increased by 1,540 basis points to 52% during the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase in selling, general and administrative costs was primarily driven by higher stock/unit-based compensation expense of $21.0 million, higher business and operational transformation costs of $9.1 million, and additional costs resulting from the June acquisition of $5.1 million.
Amortization of Intangible Assets. Amortization of intangible assets for the three months ended December 31, 2021 increased by $2.2 million, or 71%, to $5.2 million from $3.0 million for the three months ended December 31, 2020. The increase in amortization of intangible assets was primarily driven by the amortization of intangible assets related to the June and RMC acquisitions.
Foreign Currency Loss (Gain). The impact of foreign exchange resulted in a loss of $0.2 million for the three months ended December 31, 2021 relative to a gain of $3.5 million for the three months ended December 31, 2020 due to the foreign exchange rate impacts on transactions with Weber affiliates conducted in foreign currencies other than the US dollar.
Interest Income. Interest income for the three months ended December 31, 2021 was essentially flat as compared to the previous year period.
Interest Expense. Interest expense increased by $1.1 million, or 8%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to commencement of the Secured Credit Facility in October 2020.
Income Taxes. Income taxes decreased by $30.6 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Subsequent to its IPO, the Company is structured as a C Corporation, and the current year period reflects an income tax benefit of $30.4 million as a result of the estimated annual effective tax rate applicable to the net loss recognized for the quarter. In the prior year period, the Company, through its subsidiary, Weber-Stephen Products LLC, was structured as a partnership and therefore, was subject to certain LLC entity-level taxes and foreign taxes but generally not subject to U.S. federal income taxes.
Loss from Investments in Unconsolidated Affiliates. No gain or loss from investments in unconsolidated affiliates was recorded for the three months ended December 31, 2021 as the Company completed its acquisition of June in January 2021. The three months ended December 31, 2020 reflect a loss from investments in unconsolidated affiliates of $1.4 million as a result of Weber recording its share of June’s losses.
Net (Loss) Income. Net income decreased by $79.4 million to a net loss of $74.6 million for the three months ended December 31, 2021 from net income of $4.9 million for the three months ended December 31, 2020. The decrease was primarily due to $70.8 million of lower gross profit, driven by lower net sales of $25.7 million and higher costs of goods sold of $45.1 million, and higher selling, general and administrative costs of $34.0 million relating to higher stock/unit-based compensation expense and transformation initiatives. This was partially offset by a decrease in income taxes of $30.6 million as compared to the prior year period.
Segment Information
Net sales by reportable segment is summarized as follows:

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
	(dollars in thousands)
Americas	$156,494	$179,290	$(22,796)	(13%)
EMEA	62,985	65,817	(2,832)	(4%)
APAC	63,662	63,771	(109)	—%
Total net sales	$283,141	$308,878	$(25,737)	(8%)
Adjusted income from operations by reportable segment is summarized as follows:

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
	(dollars in thousands)
Americas	$23,286	$34,895	$(11,609)	(33%)
EMEA	10,269	8,350	1,919	23%
APAC	19,347	19,578	(231)	(1%)
Total adjusted income from operations	$52,902	$62,823	$(9,921)	(16%)

The following table reconciles segment adjusted income from operations to (loss) income from operations for the periods presented:

	Three Months Ended December 31,
	2021	2020
	(dollars in thousands)
Segment adjusted income from operations
Americas	$23,286	$34,895
EMEA	10,269	8,350
APAC	19,347	19,578
Segment adjusted income from operations for reportable segments	52,902	62,823
Corporate and supply chain costs	(102,742)	(33,553)
Foreign currency loss (gain)(1)	164	(3,507)
Stock/unit-based compensation expense(1)	(25,511)	(3,428)
Business transformation costs(1)	(7,410)	(871)
Operational transformation costs(1)	(6,648)	(991)
Debt refinancing and IPO costs(1)	—	(2,761)
COVID-19 costs(1)	—	(27)
Gain on disposal of assets held for sale(1)	—	5,185
(Loss) income from operations	$(89,245)	$22,870
______________
(1)See “Non-GAAP Measures—adjusted income from operations” for descriptions of reconciling items from (loss) income from operations to adjusted income from operations.
Americas
The following table summarizes certain financial information relating to the Americas segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
	(dollars in thousands)
Total segment net sales	$156,494	$179,290	$(22,796)	(13%)
Segment adjusted income from operations	$23,286	$34,895	$(11,609)	(33%)
Total Segment Net Sales. Total segment net sales for the three months ended December 31, 2021 decreased by $22.8 million, or 13%, to $156.5 million from $179.3 million during the three months ended December 31, 2020. The decrease was primarily attributable to a return to normalized seasonality patterns following exceptional early season demand in Fiscal Year 2021. Additionally, product availability was adversely impacted by extended inventory transit times resulting from global supply chain disruptions. Foreign exchange rates trended favorably, contributing an additional $0.2 million of net sales for the three months ended December 31, 2021, primarily driven by the Canadian dollar as compared to the U.S. dollar.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the three months ended December 31, 2021 decreased by $11.6 million, or 33%, to $23.3 million from $34.9 million during the three months ended December 31, 2020. The decrease was attributed to lower sales volumes in the U.S., partially offset by pricing actions and lower advertising costs. The three months ended December 31, 2021 also reflects $4.2 million of incremental selling, general and administrative expenses and higher intangible amortization resulting from the June acquisition.

EMEA
The following table summarizes certain financial information relating to the EMEA segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
	(dollars in thousands)
Total segment net sales	$62,985	$65,817	$(2,832)	(4%)
Segment adjusted income from operations	$10,269	$8,350	$1,919	23%
Total Segment Net Sales. Total segment net sales for the three months ended December 31, 2021 decreased by $2.8 million, or 4%, to $63.0 million from $65.8 million during the three months ended December 31, 2020. The decrease was primarily attributable to product availability, which was adversely impacted by extended inventory transit times resulting from global supply chain disruptions, and unfavorable foreign exchange rates, which reduced net sales by $1.7 million, primarily driven by the Euro as compared to the U.S. dollar. Excluding the $1.7 million unfavorable impact of foreign exchange rates, EMEA net sales for the three months ended December 31, 2021 decreased by 2%, as compared to the three months ended December 31, 2020.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the three months ended December 31, 2021 increased by $1.9 million, or 23%, to $10.3 million from $8.4 million during the three months ended December 31, 2020. This increase was primarily attributed to pricing actions that improved gross margin, which were partially offset by lower sales volumes.
APAC
The following table summarizes certain financial information relating to the APAC segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2021	2020
	(dollars in thousands)
Total segment net sales	$63,662	$63,771	$(109)	—%
Segment adjusted income from operations	$19,347	$19,578	$(231)	(1%)
Total Segment Net Sales. Total segment net sales for the three months ended December 31, 2021 decreased by $0.1 million to $63.7 million from $63.8 million during the three months ended December 31, 2020. The decrease was primarily attributable to unfavorable foreign exchange rates, specifically the Australian dollar as compared to the U.S. dollar, which reduced net sales by $0.5 million. Excluding the $0.5 million unfavorable impact of foreign exchange rates, APAC net sales for the three months ended December 31, 2021 increased by 1%, as compared to the three months ended December 31, 2020.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the three months ended December 31, 2021 decreased by $0.2 million, or 1%, to $19.3 million from $19.6 million during the three months ended December 31, 2020. This decrease is primarily attributed to increased advertising expense of $0.8 million, strategic investments in Asia of $0.6 million to support sales growth and higher distribution costs of $1.3 million resulting from increased inbound freight and logistics costs. This was partially offset by lower selling, general and administrative costs resulting from the acquisition of RMC in Fiscal Year 2021.
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

Generally, we fund working capital requirements, capital expenditures, payments related to acquisitions and debt service requirements with a combination of both cash on hand and the borrowing capacity under the Secured Credit Facility, as discussed below. The Company considers all investments with initial maturities of three months or less to be cash and cash equivalents, which consist primarily of demand deposits with major financial institutions in the United States and in countries where the Company’s subsidiaries operate. As of December 31, 2021, our cash and cash equivalents totaled $46.2 million, and we had $132.4 million of borrowings available under the revolving credit facility.
Based on our growth plans, we believe our cash and cash equivalents position, net cash provided by operating activities and availability under our Secured Credit Facility are currently adequate to finance our working capital requirements, planned capital expenditures and debt service. In the future, we may allocate additional capital towards strategic acquisitions. Given the current operating environment, we may opportunistically assess options to strengthen our balance sheet and ensure the most efficient capital structure. These may include additional debt financing, factoring facilities and other potential financing options. There can be no assurance equity or debt financing will be available to us if we need it or, if available, the terms will be satisfactory to us.
Secured Credit Facility
The Company has a credit facility arrangement with a term loan of $1,250.0 million and a revolving credit facility with a maximum commitment of $300.0 million (the “Secured Credit Facility”). The term loan matures on October 30, 2027 and revolving facility matures by October 30, 2025. Borrowings under the credit facilities bear interest at a rate equal to, at our option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.00% per annum for all revolving loans and a 0.75% floor for the term loans), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. As of December 31, 2021, we were in compliance with the covenants of the credit facility.
Summary of Cash Flows
A summary of our cash flows provided by (used in) operating, investing and financing activities is presented in the following table:

	Three Months Ended December 31,
	2021	2020
	(dollars in thousands)
Net cash used in operating activities	$(187,893)	$(161,152)
Net cash (used in) provided by investing activities	(25,866)	6,924
Net cash provided by financing activities	153,336	577,079
Effect of exchange rate changes on cash and cash equivalents	(895)	(381)
Net (decrease) increase in cash and cash equivalents	$(61,318)	$422,470
Cash Provided by Operating Activities
Net cash used in operating activities increased to $187.9 million for the three months ended December 31, 2021 from $161.2 million for the three months ended December 31, 2020, an increase of $26.7 million or 17%. The increase was driven by the unfavorable impact of increasing inventory levels during the three months ended December 31, 2021, primarily due to higher inventory costs, including commodities and inbound freight costs, and the unfavorable impact of higher prepaid expenses and other current assets, primarily for income taxes. This was partially offset by the favorable impacts from accounts payable balances driven by the timing of payments as compared to the prior year period.
Cash Used in Investing Activities
Net cash used in investing activities was $25.9 million for the three months ended December 31, 2021 as compared to net cash provided by investing activities of $6.9 million for the three months ended December 31, 2020. The increase of $32.8 million was due to higher capital expenditures of $20.9 million as compared to the prior year period, primarily related to the Company’s implementation of a Global SAP/S4 HANA ERP platform and building improvements for the global headquarters office in the U.S. Additionally, the current year period reflects the absence of cash proceeds of $11.9 million from the disposal of a manufacturing site during the first quarter of Fiscal Year 2021.
Cash Provided by (Used In) Financing Activities
Net cash provided by financing activities was $153.3 million for the three months ended December 31, 2021 as compared to net cash provided by financing activities of $577.1 million for the three months ended December 31, 2020.

The first quarter of Fiscal Year 2022 reflects net borrowings on the revolving credit facility of $161.0 million and proceeds of $11.3 million for capital contributions. The Company paid $9.6 million of member distributions, $3.1 million for its term loan, $2.1 million of dividends and $2.1 million for certain IPO-related costs, which offset the cash proceeds.
During the first quarter of Fiscal Year 2021, the Company refinanced its debt, resulting in proceeds of $1,250.0 million, of which $616.3 million was used to the payoff the previous credit facility. The Company paid $26.7 million of costs associated with the debt refinancing. Additionally, the Company paid member distributions of $29.1 million.
Dividends/Distributions
On November 3, 2021, (i) the Weber Inc. Board of Directors declared a quarterly dividend of $0.04 per share of Class A common stock, which was paid on December 17, 2021 to stockholders of record on December 7, 2021 and (ii) Weber HoldCo LLC declared a distribution of $0.04 per LLC Unit, which was paid on December 17, 2021 to LLC Unit holders on that date.
Additionally, on February 3, 2022, (i) the Weber Inc. Board of Directors declared a quarterly dividend of $0.04 per share of Class A common stock, payable March 18, 2022 to holders of our Class A common stock of record on March 8, 2022 and (ii) Weber HoldCo LLC declared a distribution of $0.04 per LLC Unit, payable March 18, 2022 to holders of LLC Units as of that date. Weber Inc. will pay the dividend to holders of Class A common stock with the funds it receives from the Weber HoldCo LLC distribution as a holder of LLC Units.
Other Information
As of December 31, 2021, $38.2 million of our $46.2 million in cash and cash equivalents was held in jurisdictions outside of the U.S. Cash held outside the U.S. may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe that our existing cash balance in the U.S. is sufficient to fund our working capital needs in the U.S.
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
There have been no significant changes to our accounting policies during the three months ended December 31, 2021. See our Annual Report on Form 10-K for the year ended September 30, 2021 for a summary of these policies.
Recent Accounting Pronouncements
There have been no new accounting standards material to Weber Inc. that have been adopted during the three months ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes with respect to the Company’s exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021.
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
As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2021.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information presented in Note 8 to our condensed consolidated financial statements within this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended December 31, 2021.
Pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Weber HoldCo LLC, each holder of non-voting common interest units of Weber HoldCo LLC ("LLC Units") has the right to require Weber HoldCo LLC to redeem all or a portion of its LLC Units for, at the Company’s election, newly issued shares of Class A Common Stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of Class A Common Stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Additionally, in the event of a redemption request by a holder of LLC Units, the Company may, at its option, effect a direct exchange of cash or Class A Common Stock for LLC Units in lieu of such a redemption. A corresponding number of shares of Class B Common Stock will be canceled on a one-for-one basis if the Company or Weber HoldCo LLC, following a redemption request of a holder of LLC Units, redeems or exchanges LLC Units of such holder of LLC Units.

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

101*
The following financial statements from Weber Inc.’s Quarterly Report on Form 10-Q for the three months ended December 31, 2021, filed with the Securities and Exchange Commission on February 14, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit), and (vi) the Notes to Condensed Consolidated Financial Statements.

104**
The cover page from Weber Inc.’s Quarterly Report on Form 10-Q for the three months ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*Filed herewith.
**Furnished herewith.

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
Date: February 14, 2022