Form 10-Q
period 2022-03-31
Weber Inc.
filed 2022-05-16
CIK 1857951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Class A Common Stock outstanding as of April 30, 2022 – 52,849,303 shares
Class B Common Stock outstanding as of April 30, 2022 – 234,609,825 shares

WEBER INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made statements in the sections titled “Quantitative and Qualitative Disclosures About Market Risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q.
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
The risk factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Weber Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share data)

	March 31, 2022	September 30, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,381	$107,517
Accounts receivable, less allowances (1)	349,385	138,683
Inventories, net	477,848	332,621
Prepaid expenses and other current assets	76,219	68,236
Total current assets	949,833	647,057
Property, equipment and leasehold improvements, net	190,442	162,829
Operating lease right-of-use assets (2)	73,444	66,962
Other long-term assets	63,554	61,454
Trademarks, net	356,128	357,821
Other intangible assets, net	135,425	144,257
Goodwill	109,579	110,612
Total assets	$1,878,405	$1,550,992
Liabilities and equity (deficit)
Current liabilities:
Trade accounts payable	$453,985	$330,669
Accrued expenses (3)	147,001	150,610
Income taxes payable	27,423	4,823
Current portion of long-term debt and other borrowings	46,500	12,500
Current portion of long-term financing obligation	633	592
Total current liabilities	675,542	499,194
Long-term debt, less current portion	1,218,235	984,818
Long-term financing obligation, less current portion	38,061	38,394
Non-current operating lease liabilities (4)	61,544	55,329
Tax Receivable Agreement liability, net of current portion	9,226	9,226
Other long-term liabilities	69,873	85,376
Total liabilities	2,072,481	1,672,337
Commitments and Contingencies (Note 8)
Class A Common Stock, $0.001 par value - 3,000,000,000 shares authorized, 52,834,735 and 52,533,388 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	53	53
Class B Common Stock, $0.00001 par value - 1,500,000,000 shares authorized, 234,609,825 and 233,572,370 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	2	2
Preferred Stock, $0.0001 par value - 1,500,000,000 shares authorized, zero shares issued and outstanding as of both March 31, 2022 and September 30, 2021	—	—
Additional paid-in capital	15,125	6,109
Accumulated other comprehensive loss	(5,596)	(9,280)
Retained earnings (deficit)	(49,763)	(7,646)
Total Weber Inc. equity (deficit)	(40,179)	(10,762)
Noncontrolling interests	(153,897)	(110,583)
Total equity (deficit)	(194,076)	(121,345)
Total liabilities and equity (deficit)	$1,878,405	$1,550,992
_____________
(1)Includes related party royalty receivables of $129 and $119 at March 31, 2022 and September 30, 2021, respectively (see Note 9).
(2)Includes related party operating lease assets of $1,492 and $1,629 at March 31, 2022 and September 30, 2021, respectively (see Note 9).
(3)Includes related party operating lease liabilities of $449 and $431 at March 31, 2022 and September 30, 2021, respectively (see Note 9).
(4)Includes related party operating lease liabilities of $1,043 and $1,198 at March 31, 2022 and September 30, 2021, respectively (see Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net sales (1)	$607,294	$654,431	$890,435	$963,309
Cost of goods sold (2)	398,777	368,709	617,905	542,782
Gross profit	208,517	285,722	272,530	420,527
Operating expenses:
Selling, general and administrative (3)(4)(5)	165,937	183,883	314,021	297,986
Amortization of intangible assets	5,167	3,847	10,341	6,864
Gain on disposal of assets held for sale	—	—	—	(5,185)
Income (loss) from operations	37,413	97,992	(51,832)	120,862
Foreign currency loss (gain)	4,053	3,493	4,217	(14)
Interest income (6)	(386)	(246)	(616)	(425)
Interest expense	17,401	17,522	33,162	32,174
Loss from early extinguishment of debt	—	—	—	5,448
Other expense	434	—	434	—
Income (loss) before taxes	15,911	77,223	(89,029)	83,679
Income tax expense	67,224	15,223	36,837	15,389
Gain from investments in unconsolidated affiliates	—	(6,910)	—	(5,505)
Net (loss) income	$(51,313)	$68,910	$(125,866)	$73,795
Net income (loss) attributable to noncontrolling interests	3,137	—	(88,193)	—
Net (loss) income attributable to Weber Inc.	$(54,450)	$68,910	$(37,673)	$73,795
Earnings (loss) per share of Class A common stock
Basic	$(1.02)	N/A	$(0.71)	N/A
Diluted	$(1.02)	N/A	$(0.71)	N/A
Weighted average shares outstanding
Basic	53,437,683	N/A	53,370,823	N/A
Diluted	53,437,683	N/A	53,370,823	N/A
_____________
(1)Includes related party royalty revenue of $129 and $(97) for the three months ended March 31, 2022 and 2021, respectively, and $273 and $(54) for the six months ended March 31, 2022 and 2021, respectively (see Note 9).
(2)Includes related party rental expense of zero and $213 for the three months ended March 31, 2022 and 2021, respectively, and zero and $392 for the six months ended March 31, 2022 and 2021, respectively (see Note 9).
(3)Includes related party rental expense of $170 and $69 for the three months ended March 31, 2022 and 2021, respectively, and $337 and $128 for the six months ended March 31, 2022 and 2021, respectively (see Note 9).
(4)Includes related party royalty expense of zero and zero for the three months ended March 31, 2022 and 2021, respectively, and zero and $268 for the six months ended March 31, 2022 and 2021, respectively (see Note 9).
(5)Includes related party compensation expense of $420 and zero for the three months ended March 31, 2022 and 2021, respectively, and $420 and zero for the six months ended March 31, 2022 and 2021, respectively (see Note 9).
(6)Includes related party interest income of zero and $15 for the for the three months ended March 31, 2022 and 2021, respectively, and $3 and $29 for the six months ended March 31, 2022 and 2021, respectively (see Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net (loss) income	$(51,313)	$68,910	$(125,866)	$73,795
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income tax benefit of $189, zero, $324 and zero	(4,201)	(8,093)	(7,207)	2,364
Gain on derivative instruments, net of income tax expense of $1,207, zero, $1,445 and zero	26,920	19,884	32,236	23,593
Comprehensive (loss) income	(28,594)	80,701	(100,837)	99,752
Less: Comprehensive income (loss) attributable to noncontrolling interests	22,510	—	(66,848)	—
Comprehensive (loss) income attributable to Weber Inc.	$(51,104)	$80,701	$(33,989)	$99,752
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Equity (Deficit)
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Retained Earnings (Deficit)	Non-controlling Interests	Total
Balance at December 31, 2021	52,569,898	$53	234,645,219	$2	—	$—	$12,015	$(6,133)	$(2,809)	$6,899	$(179,454)	$(169,427)
Issuance of Class A shares for equity awards	229,443	—	—	—	—	—	(969)	—	—	—	—	(969)
Conversion of Paired Interests	35,394	—	(35,394)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(54,450)	3,137	(51,313)
Dividends on Class A shares and equity awards	—	—	—	—	—	—	—	—	—	(2,212)	—	(2,212)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(15,064)	(15,064)
Stock-based compensation	—	—	—	—	—	—	4,079	—	—	—	18,111	22,190
Foreign currency translation adjustments	—	—	—	—	—	—	—	(618)	—	—	(3,583)	(4,201)
Gain on derivative instruments	—	—	—	—	—	—	—	—	3,642	—	21,089	24,731
Reclassification of realized loss on derivative instruments to net loss	—	—	—	—	—	—	—	—	322	—	1,867	2,189
Balance at March 31, 2022	52,834,735	$53	234,609,825	$2	—	$—	$15,125	$(6,751)	$1,155	$(49,763)	$(153,897)	$(194,076)

	Three Months Ended March 31, 2021
		Accumulated Other Comprehensive Income (Loss)
	Members' Equity	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at December 31, 2020	$1,495	$(17,998)	$(36,416)	$(52,919)
Capital contributions	25	—	—	25
Interest income on notes receivable	(15)	—	—	(15)
Net income	68,910	—	—	68,910
Members’ distributions	(1,078)	—	—	(1,078)
Foreign currency translation adjustments	—	(8,093)	—	(8,093)
Gain on derivative instruments	—	—	17,219	17,219
Reclassification of realized loss on derivative instruments to net income	—	—	2,665	2,665
Balance at March 31, 2021	$69,337	$(26,091)	$(16,532)	$26,714
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Equity (Deficit)
(dollars in thousands, except share data)
(unaudited)

	Six Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Retained Earnings (Deficit)	Non-controlling Interests	Total
Balance at September 30, 2021	52,533,388	$53	233,572,370	$2	—	$—	$6,109	$(5,692)	$(3,588)	$(7,646)	$(110,583)	$(121,345)
Repayment of member notes	—	—	1,072,849	—	—	—	2,077	—	—	—	9,273	11,350
Deferred tax asset associated with repayment of member notes	—	—	—	—	—	—	(487)	—	—	—	—	(487)
Issuance of Class A shares for equity awards	265,953	—	—	—	—	—	(1,320)	—	—	—	—	(1,320)
Conversion of Paired Interests	35,394	—	(35,394)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(37,673)	(88,193)	(125,866)
Interest income on notes receivable	—	—	—	—	—	—	(3)	—	—	—	—	(3)
Dividends on Class A shares and equity awards	—	—	—	—	—	—	—	—	—	(4,444)	—	(4,444)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(24,691)	(24,691)
Stock-based compensation	—	—	—	—	—	—	8,749	—	—	—	38,952	47,701
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1,059)	—	—	(6,148)	(7,207)
Gain on derivative instruments	—	—	—	—	—	—	—	—	4,046	—	23,442	27,488
Reclassification of realized loss on derivative instruments to net loss	—	—	—	—	—	—	—	—	697	—	4,051	4,748
Balance at March 31, 2022	52,834,735	$53	234,609,825	$2	—	$—	$15,125	$(6,751)	$1,155	$(49,763)	$(153,897)	$(194,076)

	Six Months Ended March 31, 2021
		Accumulated Other Comprehensive Income (Loss)
	Members' Equity	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at September 30, 2020	$25,032	$(28,455)	$(40,125)	$(43,548)
Capital contributions	125	—	—	125
Interest income on notes receivable	(29)	—	—	(29)
Notes receivable repayments	152	—	—	152
Net income	73,795	—	—	73,795
Members’ distributions	(30,168)	—	—	(30,168)
Unit-based compensation	430	—	—	430
Foreign currency translation adjustments	—	2,364	—	2,364
Gain on derivative instruments	—	—	18,348	18,348
Reclassification of realized loss on derivative instruments to net income	—	—	5,245	5,245
Balance at March 31, 2021	$69,337	$(26,091)	$(16,532)	$26,714
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2022	2021
Operating activities
Net (loss) income	$(125,866)	$73,795
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for depreciation	18,942	13,464
Provision for amortization of intangible assets	10,341	6,864
Provision for amortization of deferred financing costs	2,162	1,858
Deferred income tax expense (benefit)	3,704	(1,840)
Stock/unit-based compensation	47,701	32,479
Gain from investments in unconsolidated affiliates	—	(5,505)
Gain on disposal of assets held for sale	—	(5,185)
Loss from early extinguishment of debt	—	5,448
Changes in operating assets and liabilities
Accounts receivable	(215,407)	(353,754)
Inventories	(152,219)	(99,255)
Prepaid expenses and other current assets	(12,829)	11,655
Trade accounts payable	137,337	83,812
Accrued expenses	9,542	29,365
Income taxes payable	25,973	5,139
Other	8,128	(12,989)
Net cash used in operating activities	(242,491)	(214,649)
Investing activities
Proceeds from disposal of property, equipment and leasehold improvements	13	14,028
Additions to property, equipment and leasehold improvements	(62,274)	(17,354)
Payments for acquisitions	—	(102,239)
Net cash used in investing activities	(62,261)	(105,565)
Financing activities
Proceeds from issuance of long-term debt	250,000	1,250,000
Payments for deferred financing costs	(9,700)	(26,654)
Payments for capitalized offering costs	(2,109)	—
Payments under agreement with iDevices	(99)	(119)
Interest rate swap settlement payments	(2,923)	(2,441)
Proceeds from contribution of capital, net	11,346	277
Dividends paid	(4,254)	—
Members’ distributions	(24,691)	(30,168)
Borrowings from revolving credit facility	423,000	—
Payments on revolving credit facility	(391,500)	—
Payments of long-term debt	(6,250)	(619,375)
Shares withheld to satisfy employee tax obligations	(1,320)	—
Service on financing obligation	(293)	(254)
Net cash provided by financing activities	241,207	571,266
Effect of exchange rate changes on cash and cash equivalents	2,409	5,095
(Decrease) increase in cash and cash equivalents	(61,136)	256,147
Cash and cash equivalents at beginning of period	107,517	123,792
Cash and cash equivalents at end of period	$46,381	$379,939

Weber Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,117	$27,556
Cash paid for income taxes, net of refunds of $96 and $603, respectively	$9,701	$15,977
Supplemental disclosures of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$18,192	$6,402
Deferred offering costs in accrued expenses	$—	$388
Settlement of existing relationship through business combination	$—	$9,776
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
Basis of Presentation
The condensed consolidated financial statements of Weber Inc. were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim reporting. In management’s opinion, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of financial position, operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the operating results expected for the full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Principles of Consolidation
The condensed consolidated financial statements include the accounts and operations of the Company and its subsidiaries. Weber HoldCo LLC is considered a variable interest entity. Weber Inc. is the primary beneficiary of Weber HoldCo LLC and has decision making authority that significantly affects the economic performance of this entity. As a result, Weber Inc. consolidates the financial statements of Weber HoldCo LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests reflect the entitlement of the owners of Weber-Stephen Products LLC’s outstanding equity interests prior to the IPO (“Pre-IPO LLC Members”) to a portion of Weber HoldCo LLC’s net (loss) income.
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
Accounts Receivable
Sales of Accounts Receivable
During the second quarter of fiscal year 2022, the Company entered into an agreement to sell certain trade accounts receivable to a third-party financial institution (“Receivables Purchase Agreement”). The Receivables Purchase Agreement results in the transfer of the trade accounts receivable and associated risks to the third party and provides the third party with the full benefits and burdens of ownership in exchange for cash proceeds to the Company. The trade accounts receivable transferred are accounted for as sales of receivables as they have satisfied the required criteria under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, and are de-recognized from the Company’s condensed consolidated balance sheets. The maximum receivables that may be sold under the Receivables Purchase Agreement at any time is $235.0 million.
The Company has no retained interest in the trade accounts receivable sold, however, the Company does have collection and administrative responsibilities for the sold trade accounts receivable. The Company has not recorded any servicing assets or liabilities as of March 31, 2022 in conjunction with the Receivables Purchase Agreement as the fair value of these servicing arrangements and fees earned were not material.
Trade accounts receivable sold under the Receivables Purchase Agreement were $115.9 million for both the three and six months ended March 31, 2022. The trade accounts receivable sold that remained outstanding as of March 31, 2022 was $115.9 million. The net proceeds received during the six months ended March 31, 2022 were included in Net cash used in operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade accounts receivable sold and the sum of the cash received was $0.4 million for both the three and six months ended March 31, 2022 and was recorded as a loss on sale of receivables in Other expense in the condensed consolidated statements of operations. There were no sales of accounts receivable prior to the second quarter of fiscal year 2022.
Allowance for Expected Credit Losses
The Company estimates its expected credit losses based on historical experience, the aging of accounts receivable, consideration of current economic conditions and its expectations of future economic conditions. The allowance for expected credit losses was $2.7 million and $2.6 million as of March 31, 2022 and September 30, 2021, respectively.
Inventories
The components of inventory are as follows:

	March 31, 2022	September 30, 2021
	(dollars in thousands)
Work-in-process and materials	$96,479	$60,367
Finished products	381,369	272,254
Total inventories, net	$477,848	$332,621
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
Prior to the acquisition, the Company held an existing equity interest in June, which was historically accounted for as an equity method investment. Additionally, the Company had a license and development agreement with June to license certain software and other technology owned by June and adapt this technology to certain products of the Company. The license and development agreement included provisions for the Company to pay June royalties at varying rates based on the quantities and type of product sold containing the licensed technology. During the three months ended December 31, 2020, the Company recorded an equity method loss of $1.4 million, with an offsetting decrease in its investment in June. At acquisition, the Company remeasured the fair value of its existing equity interest, which exceeded the carrying amount of the investment and resulted in a pre-tax gain of $6.9 million. The gain offset with the equity method loss of $1.4 million was recorded within Gain from investments in unconsolidated affiliates during the six months ended March 31, 2021.
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
The March 31, 2022 and September 30, 2021 condensed consolidated balance sheets include the assets and liabilities of June, which have been measured at fair value as of the acquisition date. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities.

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
The March 31, 2022 and September 30, 2021 condensed consolidated balance sheets include the assets and liabilities of RMC, which have been measured at fair value as of the acquisition date. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities.
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

3. Goodwill and Other Intangibles
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill during the six months ended March 31, 2022 is shown below.

	Americas	EMEA	APAC	Total
	(dollars in thousands)
Balance as of September 30, 2021	$73,696	$10,589	$26,327	$110,612
Acquisitions(1)	(1,284)	—	—	(1,284)
Foreign exchange	—	(467)	718	251
Balance as of March 31, 2022	$72,412	$10,122	$27,045	$109,579
_____________
(1)Represents a measurement period adjustment related to the June acquisition. See Note 2 for further information.
The Company’s intangible assets consist of the following:

	March 31, 2022
	Weighted-Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(dollars in thousands)
Trademark—Weber	N/A	$310,000	$—	$310,000
Trademarks—Other	14.1	55,900	(9,772)	46,128
Trademarks, net		365,900	(9,772)	356,128
Customer lists	8.8	91,028	(52,881)	38,147
Patents	7.0	3,428	(1,518)	1,910
In-process research and development	4.8	4,500	(2,325)	2,175
Developed technology	13.8	87,000	(7,039)	79,961
Reacquired rights	2.3	14,054	(4,216)	9,838
Non-compete agreement	1.8	5,700	(2,306)	3,394
Other intangible assets, net		205,710	(70,285)	135,425
Total		$571,610	$(80,057)	$491,553

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(dollars in thousands)
Trademark—Weber	$310,000	$—	$310,000
Trademarks—Other	55,900	(8,079)	47,821
Trademarks, net	365,900	(8,079)	357,821
Customer lists	91,563	(50,483)	41,080
Patents	49,428	(47,389)	2,039
In-process research and development	4,500	(2,100)	2,400
Developed technology	87,000	(4,139)	82,861
Reacquired rights	13,568	(2,035)	11,533
Non-compete agreement	6,300	(1,956)	4,344
Other intangible assets, net	252,359	(108,102)	144,257
Total	$618,259	$(116,181)	$502,078
The Company’s indefinite-lived intangible assets consist of Trademark—Weber.

Total amortization expense for the Company’s intangible assets was $5.2 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively, and $10.3 million and $6.9 million for the six months ended March 31, 2022 and 2021, respectively.
4. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements, net consists of the following:

	March 31, 2022	September 30, 2021
	(dollars in thousands)
Land	$6,469	$6,453
Buildings	54,252	44,829
Computer equipment and software	81,353	79,286
Equipment	256,327	238,601
Leasehold improvements	12,927	13,156
Construction-in-progress	47,877	32,547
	459,205	414,872
Accumulated depreciation	(268,763)	(252,043)
Total	$190,442	$162,829
Depreciation expense amounted to $10.3 million and $6.8 million for the three months ended March 31, 2022 and 2021, respectively, of which $3.9 million and $1.7 million related to the amortization of capitalized software costs, respectively. Depreciation expense amounted to $18.9 million and $13.5 million for the six months ended March 31, 2022 and 2021, respectively, of which $5.8 million and $3.4 million related to the amortization of capitalized software costs, respectively. Unamortized software costs were $39.0 million and $29.1 million as of March 31, 2022 and September 30, 2021, respectively.
5. Debt
Long-term debt consists of the following:

	March 31, 2022	September 30, 2021
	(dollars in thousands)
Secured Credit Facility Term Loan, due October 2027	1,014,275	1,020,525
Secured Credit Facility Incremental Term Loan, due October 2027	250,000	—
Secured Credit Facility Revolving Loan	31,500	—
Total borrowings	1,295,775	1,020,525
Deferred financing costs	(19,768)	(17,692)
Original issue discount	(11,272)	(5,515)
Total debt	1,264,735	997,318
Less: Current portion of long-term debt and other borrowings	(46,500)	(12,500)
Total long-term debt	1,218,235	984,818

Aggregate maturities of long-term debt as of March 31, 2022, are as follows (dollars in thousands):

Remaining period of 2022	$7,500
2023	15,000
2024	15,000
2025	15,000
2026	15,000
Thereafter	1,196,775
$1,264,275
Incremental Term Loan
On March 2, 2022, the Company exercised its right under the credit facility ("Secured Credit Facility") to borrow $250.0 million of incremental term loans (the “Incremental Term Loan”). In connection with the Incremental Term Loan, the Company paid financing costs totaling $9.7 million, including an original issue discount of $6.3 million. The financing costs and original issue discount were recorded as deferred financing costs in the condensed consolidated balance sheets and are amortized over the remaining life of the Incremental Term Loan.
The Incremental Term Loan matures on October 30, 2027. Principal payments on the Incremental Term Loan will commence on June 30, 2022, and will be payable quarterly at scheduled amounts, with the balance due at maturity. At the Company’s option, the Incremental Term Loan interest rate is based on either (a) Term secured overnight financing rate (“SOFR”) for the applicable interest period (subject to a floor of 0.75%) plus an applicable margin or (b) base rate equal to the highest of (i) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR for an interest period of one month plus 1.00% (subject to a floor of 0.75% per annum), in each case, plus an applicable margin. As of March 31, 2022, the interest rate on the Incremental Term Loan was SOFR plus 4.25%. Interest is payable on the last business day of the month for the relevant interest period selected.
Secured Credit Facility
The Company's Secured Credit Facility includes an initial term loan (“Term Loan”) of $1,250.0 million, an Incremental Term Loan of $250.0 million and a revolving credit facility (“Revolving Loan”) with a maximum commitment of $300.0 million. As of March 31, 2022, the Revolving Loan had borrowings outstanding of $31.5 million and letters of credit issued of $2.1 million leaving $266.4 million of available borrowing capacity.
Covenants
The Secured Credit Facility contains certain restrictive covenants relating to, among other things, limitations on indebtedness, transactions with affiliates, sales of assets, acquisitions and members’ distributions. In addition, above a certain borrowing level, there is a financial covenant relating to the Company’s average leverage ratio. As of March 31, 2022, the Company was in compliance with all covenants in the Secured Credit Facility.
6. Derivative Instruments
Interest Rate Swap Contracts
The Company uses interest rate swap contracts to minimize the effect of fluctuating variable interest rates under the Secured Credit Facility on Interest expense within its reported operating results. As cash flow hedges, the interest rate swaps are revalued at current market rates, with the changes in valuation reflected directly in Other comprehensive (loss) income, to the extent that the hedge is effective. The gains or losses on the interest rate swaps reported in Accumulated other comprehensive (loss) income in equity are reclassified into Interest expense in the periods in which the monthly interest settlement is paid on the interest rate swap.
The notional values of the Company’s outstanding interest rate swap contracts were as follows:

	March 31, 2022	September 30, 2021
	(dollars in thousands)
Interest rate swap contracts	$1,220,000	$1,220,000

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
At the time of the de-designation of the above $360.0 million in interest rate swaps, there was approximately $38.2 million of unrealized losses recorded in Accumulated other comprehensive (loss) income. This amount is amortized to interest expense through the remaining term of the original de-designated swaps unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The $360.0 million of interest rate swaps de-designated as cash flows hedges and the $360.0 million of offsetting swaps will be marked to market with changes in fair value recognized, along with the fixed and variable payments on these swaps, in interest expense which are expected to nearly offset each other. The Company presents the derivatives on a gross basis on the balance sheet.
The $500.0 million pay-fixed interest rate swap is a hybrid instrument in accordance with ASC 815, Derivatives and Hedging, consisting of a financing component and an embedded at-market derivative. The financing component is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value on the balance sheet and designated as a cash flow hedge. This $500.0 million swap is indexed to one-month LIBOR and is net settled on a monthly basis with the counterparty for the difference between the fixed rate of 2.2025% and the variable rate based upon one-month LIBOR (subject to a floor of 0.75%) as applied to the notional amount of the swap. In connection with the transactions discussed above, no cash was exchanged between the Company and the counterparty. The liability of the terminated interest rate swaps as well as the inception value of the receive-fixed interest rate swap was blended into the new pay-fixed interest rate swap. Cash settlements related to interest rate contracts will generally be classified as operating activities on the condensed consolidated statements of cash flows. The cash flows related to the portion of the hybrid instrument treated as debt are classified as financing activities in the condensed consolidated statements of cash flows while the portion treated as an at-market derivative is classified as operating activities.
See Note 10 for further information.
Foreign Currency Forward Contracts
The Company enters into foreign currency forward contracts to minimize the effect of fluctuating variable foreign currency denominated cash flows impacting Gross profit within its reported operating results. When entered, these financial instruments are designated as cash flow hedges of underlying exposures and de-designated when the foreign currency denominated sale of inventory is made to a third party. As cash flow hedges, the forward contracts are revalued at current foreign exchange rates with the changes in the valuation reflected directly in Accumulated other comprehensive (loss) income, to the extent that the hedge is effective. The gains or losses on the forward contracts reported in Accumulated other comprehensive (loss) income in equity (deficit) are reclassified into Cost of goods sold in the period or periods in which the foreign currency denominated sale of inventory is made to a third party and the contracts are de-designated. The gains or losses from changes in the fair value of foreign exchange contracts de-designated as cash flow hedges are recorded in Foreign currency loss (gain). The Company also enters into foreign currency forward contracts that economically hedge its risk on foreign currency denominated receivables. The gains or losses from changes in fair value on these contracts are recorded in Foreign currency loss (gain). Cash settlements related to forward currency forward contracts are classified as operating activities on the condensed consolidated statements of cash flows.
The notional values of the Company’s outstanding foreign currency forward contracts were as follows:

	March 31, 2022	September 30, 2021
	(dollars in thousands)
Foreign currency forward contracts	$—	$28,254
See Note 10 for further information.

Cash Flow Hedges Impact on the Condensed Consolidated Statements of Comprehensive (Loss) Income
For derivatives designated as cash flow hedges, the gain (loss) recognized in Other comprehensive (loss) income was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(dollars in thousands)
Interest rate swap contracts	$25,839	$17,246	$28,719	$18,465
Foreign currency forward contracts	—	(27)	—	(117)
Total gain recognized	$25,839	$17,219	$28,719	$18,348
Cash Flow Hedges Impact on the Condensed Consolidated Statements of Operations
For derivatives designated as cash flow hedges, the gain (loss) reclassified from Accumulated other comprehensive (loss) income into the condensed consolidated statements of operations was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(dollars in thousands)
Interest rate swap contracts	$2,287	$(7,561)	$4,960	$(5,113)
Foreign currency forward contracts	—	(264)	—	(132)
Total gain recognized	$2,287	$(7,825)	$4,960	$(5,245)
For derivatives de-designated as cash flow hedges and economic hedges on foreign currency denominated receivables, the (gain) loss recognized directly into Foreign currency loss (gain) in the condensed consolidated statements of operations was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(dollars in thousands)
Foreign currency forward contracts	$—	$(590)	$(320)	$917
As of March 31, 2022, the Company estimates that it will recognize approximately $5.2 million of losses associated with the above contracts in net (loss) income within the next 12 months.
Commodity Index Contracts
The Company uses commodity index contracts to reduce its exposure to fluctuations in cash flows relating to the purchases of aluminum and steel-based components and raw materials impacting Gross profit. The commodity index contracts are accounted for as financial instruments and the Company did not apply hedge accounting.
The notional values of the Company’s outstanding commodity index contracts were as follows:

	March 31, 2022	September 30, 2021
	(volumes in pounds)
Aluminum index contracts	—	7,200,000
Steel index contracts	14,600,000	700,000
As financial instruments, the commodity index hedges are revalued at current commodity index rates with the changes in the valuation reflected directly in Cost of goods sold. The Company recorded a corresponding (gain) loss on the change in fair market value as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(dollars in thousands)
Commodity index contracts	$(1,710)	$(1,788)	$(1,489)	$(5,591)

See Note 10 for further information.
Counterparty Credit Risk
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. The Company deals with only investment-grade counterparties and monitors the overall credit risk and exposure to individual counterparties. The Company did not experience any nonperformance by a counterparty during the six months ended March 31, 2022 or 2021. The Company did not require, nor did it post, collateral or security on such contracts.
7. Income Taxes
In accordance with ASC 740, Income Taxes, the Company makes its best estimate of the annual effective tax rate at the end of each interim period, and the impact of discrete items, if any, and adjusts the rate as necessary. As of March 31, 2022, the Company applied its estimated annual effective tax rate of (47.6)%, including the impact of discrete items, to its loss before taxes of $89.0 million for the six months ended March 31, 2022, resulting in income tax expense of $67.2 million and $36.8 million for the three and six months ended March 31, 2022, respectively. This resulted in effective tax rates of 422.5% and (41.4)% for the three and six months ended March 31, 2022, respectively, as compared to the federal statutory rate of 21.0%.
As a result of the seasonality of the sales of the Company's products, the Income (loss) before taxes for the six months ended March 31, 2022 is lower than the projected Income (loss) before taxes for the fiscal year ended September 30, 2022, resulting in the recorded income tax expense. The effective tax rate was different than the statutory rate primarily due to the unfavorable adjustments for noncontrolling interest for Weber Inc.'s allocable share of Weber HoldCo LLC's net loss and its branch income.
The Company recorded income tax expense of $15.2 million and $15.4 million for the three and six months ended March 31, 2021, respectively, resulting in effective tax rates of 19.7% and 18.4%, respectively, as compared to the federal statutory rate of 21.0%. The difference in the rate was due to nontaxable U.S. flow-through income and a discrete benefit resulting from our United Kingdom and South Africa valuation allowance releases. This benefit was partially offset by foreign taxes owed by foreign subsidiaries.
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
The following is an analysis of product warranty reserves and charges against those reserves (dollars in thousands):

Balance at September 30, 2021	$28,300
Accrual for warranties issued	4,788
Warranty settlements made	(2,718)
Balance at March 31, 2022	$30,370
The balance of warranty reserves recorded in Other long-term liabilities was $24.9 million and $23.1 million as of March 31, 2022 and September 30, 2021, respectively. The remaining current balances of $5.5 million and $5.2 million as of March 31, 2022 and September 30, 2021, respectively, were recorded in Accrued expenses.
Contingent Consideration
As part of the acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices, LLC (“iDevices”), the Company has future cash payments due to iDevices in conjunction with an earn-out and development agreement. Under this agreement, the Company paid iDevices a minimum of $8.0 million, and then must pay additional royalty payments at fixed rates on iGrill and Kitchen Thermometer products sold for a total of 10 years or up to $15.0 million, whichever comes first. Under the terms of the earn-out and development agreement, the Company paid $0.1 million during both the six months ended March 31, 2022 and 2021. The fair value of the contingent consideration liability was $0.4 million and $0.5 million at March 31, 2022 and September 30, 2021, respectively. The fair value of these estimated future cash payments was based on valuation methods and management’s best estimates and was recorded in Other long-term liabilities in the condensed consolidated balance sheets.
Europe Manufacturing Facility
During October 2021, the Company executed an agreement to expand the Europe Manufacturing Facility in Poland. The Company does not control the asset under construction, and is therefore not deemed the accounting owner of the asset under construction.
The lease term is 14 years and will commence upon completion of the building, which is expected to occur during the quarter ended June 30, 2022. Upon commencement, the Company will record a right-of-use asset and a lease liability. In addition, the Company has options to extend the lease term for five-year periods as allowed by local laws and regulatory requirements. The annual cash rental payments due under the lease agreement during the first year will be approximately $1.2 million. The lease also requires the Company to pay real estate taxes and maintenance costs on the facility. No lease payments were made during the six months ended March 31, 2022.
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
The Company has historically leased certain manufacturing and office facilities in the U.S. from a related party. During the fourth quarter of fiscal year 2021, the related party sold the leased properties to a third party. Accordingly, the Company will no longer recognize these leases as related party transactions. Rental expense amounted to zero and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, and zero and $0.5 million for the six months ended March 31, 2022 and 2021, respectively.
During fiscal year 2021, the Company leased office facilities in Australia from a related party. Rental expense amounted to $0.1 million and zero for the three months ended March 31, 2022 and 2021, respectively, and $0.3 million and zero for the six months ended March 31, 2022 and 2021, respectively. The Company had related party operating right-of-use assets of $1.5 million and $1.6 million at March 31, 2022 and September 30, 2021, respectively. Additionally, the Company had related party current operating lease liabilities of $0.4 million and $0.4 million and non-current operating lease liabilities of $1.1 million and $1.2 million at March 31, 2022 and September 30, 2021, respectively.
The Company has a royalty agreement with a related party for the use of the Company’s trademark. Royalty revenue from this agreement was $0.1 million and $(0.1) million for the three months ended March 31, 2022 and 2021, respectively, and $0.3 million and $(0.1) million for the six months ended March 31, 2022 and 2021, respectively. Fiscal year 2021 royalty revenues reflect the impact of a retroactive discount totaling $0.1 million, which was granted to the related party as a COVID-19 concession. The Company had a royalty receivable of $0.1 million from this related party at both March 31, 2022 and September 30, 2021.
During fiscal year 2019, the Company entered into a series of transactions with June. As a result of the acquisition described in Note 2, June has become a wholly-owned subsidiary of the Company and is consolidated in its financial statements. As such, the Company no longer records related party transactions with June. Royalty expense was zero for both the three months ended March 31, 2022 and 2021, and zero and $0.3 million for the six months ended March 31, 2022 and 2021, respectively.

In connection with the IPO, the Company entered into the Tax Receivable Agreement with the Pre-IPO LLC Members, which provides for the payment by Weber Inc. of 85% of certain cash tax benefits that Weber Inc. actually realizes, or in some cases is deemed to realize. The Tax Receivable Agreement liability was $9.2 million at both March 31, 2022 and September 30, 2021. The Tax Receivable Agreement is considered a related party transaction.
In connection with the Incremental Term Loan discussed in Note 5, the Company paid arrangement fees and structuring fees totaling $0.6 million to a related party. These fees were capitalized as part of the total deferred financing costs during the fiscal quarter ended March 31, 2022.
In March 2022, the Company reassigned the beneficiary of a life insurance policy to a related party. As a result, the Company recognized selling, general and administrative expense of $0.4 million for the three and six months ended March 31, 2022.
The Company historically had notes receivable due from members, which were fully repaid during the first quarter of fiscal year 2022. The balance of the notes receivable due from members, including interest, was zero and $11.3 million at March 31, 2022 and September 30, 2021, respectively. Related party interest income associated with the full recourse member notes was immaterial for the three and six months ended March 31, 2022 and 2021. See Note 15 for further information.
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
The Company had interest rate swap contracts held with financial institutions as of March 31, 2022 and September 30, 2021, classified as Level 2 financial instruments, which are valued using observable underlying interest rates and market-determined risk premiums at the reporting date.
The Company had foreign currency forward contracts held with financial institutions as of September 30, 2021, classified as Level 2 financial instruments, which were valued using observable forward foreign exchange rates at the reporting date. There were no outstanding foreign currency forward contracts as of March 31, 2022.
The Company had commodity index contracts held with financial institutions as of March 31, 2022 and September 30, 2021, classified as Level 2 financial instruments, which are valued using observable commodity index rates at the reporting date.
The Company had a contingent consideration liability as of March 31, 2022 and September 30, 2021, classified as a Level 3 instrument, in conjunction with its acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices. The fair value of these estimated future cash payments was determined based on valuation methods and estimates of future cash flows. See Note 8 for further details.

The fair value of financial assets and liabilities measured on a recurring basis was as follows:

	March 31, 2022	Level 1	Level 2	Level 3
	(dollars in thousands)
Prepaid expenses and other current assets:
Commodity index contracts	$1,468	—	1,468	—
Interest rate swap contracts	7,249	—	7,249	—
Total	$8,717	$—	$8,717	$—
Other long-term assets:
Interest rate swap contracts	34,821	$—	$34,821	$—
Total	$34,821	$—	$34,821	$—
Accrued expenses:
Interest rate swap contracts	7,892	—	7,892	—
Total	$7,892	$—	$7,892	$—
Other long-term liabilities:
Interest rate swap contracts	$22,136	$—	$22,136	$—
Contingent consideration	404	—	—	404
Total	$22,540	$—	$22,136	$404

	September 30, 2021	Level 1	Level 2	Level 3
	(dollars in thousands)
Prepaid expenses and other current assets:
Foreign currency forward contracts	$134	$—	$134	$—
Commodity index contracts	3,378	—	3,378	—
Interest rate swap contracts	8,762	—	8,762	—
Total	$12,274	$—	$12,274	$—
Other long-term assets:
Interest rate swap contracts	$27,267	$—	$27,267	$—
Total	$27,267	$—	$27,267	$—
Accrued expenses:
Interest rate swap contracts	$14,688	$—	$14,688	$—
Total	$14,688	$—	$14,688	$—
Other long-term liabilities:
Interest rate swap contracts	$40,392	$—	$40,392	$—
Contingent consideration	503	—	—	503
Total	$40,895	$—	$40,392	$503
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
Weber Inc. paid a dividend of $0.04 per share to holders of Class A common stock on both December 17, 2021 and March 8, 2022. Profits interest units that were outstanding at the time of the dividends were adjusted pursuant to pre-existing anti-dilution provisions in the Company’s equity incentive plan documents. The adjustments reduced the distribution thresholds of outstanding profits interest units by the amount of the dividend per share. The adjustments did not result in incremental stock-based compensation expense as the anti-dilutive adjustments were required by pre-existing terms included within the awards.
The following table summarizes the Company’s profits interest units distribution thresholds as of March 31, 2022, which serve as a cashless exercise price:

Distribution Threshold (per unit)(1)	Service-Based Units Outstanding	Hybrid Units Outstanding
$5.42 – $6.92	4,142,102	—
$6.93 – $8.42	4,142,102	—
$8.43 – $9.42	5,481,420	1,118,019
$9.43 – $10.67	2,295,274	559,010
Total	16,060,898	1,677,029
_____________
(1)The exercise price of units outstanding as of March 31, 2022 reflect the non-cash adjustments to the unit thresholds as a result of the cash dividends paid by the Company. As such, the distribution thresholds noted above have been reduced by $0.08 per unit during the six months ended March 31, 2022 to reflect the adjustment.
The following tables summarize the Company’s profits interest award activity during the six months ended March 31, 2022:

	Service-Based Units			Hybrid Units
	Units	Weighted Average Exercise Price	Weighted Average Fair Value	Units	Weighted Average Exercise Price	Weighted Average Fair Value
Nonvested units, September 30, 2021	11,713,015	$8.13	$8.97	1,777,770	$9.54	$7.88
Vested units	(1,005,749)	$9.43	$7.59	(592,590)	$9.54	$7.48
Nonvested units, March 31, 2022(1)(2)	10,707,266	$8.01	$9.10	1,185,180	$9.54	$8.09

	Service-Based Units			Hybrid Units
	Units	Weighted Average Exercise Price	Weighted Average Fair Value	Units	Weighted Average Exercise Price	Weighted Average Fair Value
Vested units, September 30, 2021	4,347,883	$7.68	$9.15	—	$—	$—
Vested units	1,005,749	$9.43	$7.59	592,590	$9.54	$7.48
Adjustment to vested hybrid units(3)	—	$—	$—	(100,741)	$9.54	$7.48
Vested units, March 31, 2022(1)(2)(4)(5)	5,353,632	$8.01	$8.86	491,849	$9.54	$7.48
_____________
(1)The aggregate intrinsic value of all nonvested and vested service-based units outstanding was $28.0 million.
(2)The aggregate intrinsic value of all nonvested and vested hybrid units outstanding was $0.3 million.
(3)The hybrid awards vest based on achievement of a performance target. For the awards that vested during the second quarter of fiscal 2022, 83% of the awards met the performance target resulting in a 17% reduction in the number of vested units.
(4)The aggregate intrinsic value of all vested service-based units was $9.3 million.
(5)The aggregate intrinsic value of all vested hybrid units was $0.1 million.
As of March 31, 2022, there was $22.4 million and $5.1 million of total unrecognized compensation cost related to nonvested profits interest units for service-based vesting units and hybrid units, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.7 years for service-based units and 0.7 years for hybrid units.
Options
During the six months ended March 31, 2022, the Company granted options to certain employees of the Company. Options are awarded with an exercise price equal to the market price on the date of the grant and become exercisable in one to three years after grant. Options expire ten years after the date of grant. The Company granted 1,038,866 options during the six months ended March 31, 2022. The weighted average exercise price of the options granted was $18.05 per option and the weighted average fair value was $7.06 per option. During the six months ended March 31, 2022, zero options vested and 58,651 options were forfeited. As of March 31, 2022, the outstanding options had an intrinsic value of zero.
The fair value and corresponding stock-based compensation expense for options was determined using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of the options as of March 31, 2022, were as follows:

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
As of March 31, 2022, there was $4.4 million of total unrecognized compensation cost related to nonvested options. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units
During the six months ended March 31, 2022 the Company granted RSUs to certain employees of the Company. The RSUs vest over a period ranging from three months to three years. The RSUs accrue dividend equivalents associated with the underlying shares of Class A common stock as the Company declares dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. RSUs that were converted from equity awards outstanding prior to the Company’s IPO do not accrue dividends until they are fully vested. The fair value of the RSU awards was calculated utilizing the closing day stock price on the date of grant. No RSUs were granted or outstanding during the six months ended March 31, 2021. Upon vesting of the award, the Company will issue shares of Class A common stock to the award holder. At the time of issuance, the Company will typically withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested to award holder.
The following tables summarize the Company’s RSUs and activity during the six months ended March 31, 2022:

	Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested, September 30, 2021	2,086,541	$17.56
Granted	2,625,545	$17.04
Vested	(353,181)	$13.47
Forfeited	(266,421)	$17.82
Nonvested, March 31, 2022	4,092,484	$17.21

	Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Vested, September 30, 2021	776,544	$17.59
Units vested	353,181	$13.47
Units settled	(265,953)	$14.33
Vested, March 31, 2022	863,772	$16.01
As of March 31, 2022, there was $43.1 million of total unrecognized compensation cost related to RSUs. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.8 years.
Employee Stock Purchase Plan
In August 2021, the Board of Directors approved the Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase, through payroll deductions, a limited number of shares of Class A common stock during pre-specified offering periods at a discount established by the Company's Compensation Committee. The purchase price will be equal to the lesser of (i) 85% of the fair market value of a share on the first trading day of the offering period and (ii) 85% of the fair market value of a share on the applicable purchase date. For the ESPP, a total of 9,077,843 shares of Class A common stock were reserved for issuance and no shares have been issued during the six months ended March 31, 2022. Withholding periods began on January 1, 2022.
The ESPP is accounted for as a compensatory plan since the number of shares a participant is permitted to purchase is not fixed based on the stock price at the beginning of the offering period and the expected withholdings. The ESPP enables a participant to “buy-up” to the plan’s share limit, if the stock price is lower on the purchase date. As a result, the fair value of the awards granted under the ESPP is calculated using the Black-Scholes option pricing model at the beginning of each offering period as the sum of:
•15% of the share price of an unvested share at the beginning of the offering period,
•85% of the fair market value of a six-month call on the unvested share aforementioned, and
•15% of the fair market value of a six-month put on the unvested share aforementioned.

Summary of Stock-Based Compensation Expense
The table below summarizes stock-based compensation expense recognized by award type:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(dollars in thousands)
Profits interest awards:
Service-based profits interest awards	$7,945	$27,913	$16,929	$30,035
Hybrid profits interest awards	1,081	—	3,498	—
Total profits interest awards	9,026	27,913	20,427	30,035
Options	767	—	1,724	—
Pre-IPO Management Incentive Compensation Plan awards	—	1,138	—	2,014
RSUs	12,290	—	24,298	—
ESPP	107	—	107	—
Total stock-based compensation expense(1)	$22,190	$29,051	$46,556	$32,049
_____________
(1)In addition to the stock-based compensation expense recognized for the awards listed above, $1.1 million and $0.4 million of expense was recognized in relation to partial recourse notes for the six months ended March 31, 2022 and 2021, respectively. No expense was recognized in relation to partial recourse notes during the three months ended March 31, 2022 and 2021. See Note 15 for further information.
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
The CODM reviews adjusted income from operations as the key segment measure of performance. Adjusted income from operations is defined as income (loss) from operations adjusted for unallocated net expenses, stock/unit-based compensation, impairment costs and gain on disposal of assets held for sale. Adjusted income from operations excludes interest income, interest expense, loss from early extinguishment of debt, income taxes, gain from investments in unconsolidated affiliates and other expense.

The information below summarizes key financial performance measures by reportable segment:

	Three Months Ended March 31, 2022
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$305,647	$267,885	$33,762	$—	$607,294
Adjusted income from operations(1)	$27,865	$78,169	$4,016	$(39,161)	$70,889
Depreciation and amortization	$2,298	$289	$1,416	$11,493	$15,496
Capital expenditures	$80	$220	$1,355	$34,743	$36,398

	Three Months Ended March 31, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$372,919	$245,509	$36,003	$—	$654,431
Adjusted income from operations(1)	$82,146	$89,786	$7,396	$(60,428)	$118,900
Depreciation and amortization	$2,004	$433	$364	$7,761	$10,562
Capital expenditures	$95	$2,984	$509	$8,794	$12,382

	Six Months Ended March 31, 2022
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$462,141	$330,870	$97,424	$—	$890,435
Adjusted income from operations(1)	$51,151	$88,438	$23,363	$(141,903)	$21,049
Depreciation and amortization	$4,605	$596	$2,816	$21,266	$29,283
Capital expenditures	$227	$1,130	$1,509	$59,408	$62,274

	Six Months Ended March 31, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$552,209	$311,326	$99,774	$—	$963,309
Adjusted income from operations(1)	$117,041	$98,136	$26,974	$(93,981)	$148,170
Depreciation and amortization	$2,143	$870	$727	$16,588	$20,328
Capital expenditures	$157	$3,120	$659	$13,418	$17,354
_____________
(1)Adjusted income from operations for each reportable segment includes cost of goods sold transfer price allocations and distribution allocations from Corporate/Other. Corporate/Other includes unallocated corporate and certain supply chain expenses and inter-segment eliminations.

Reconciliations
The information below provides a reconciliation of adjusted income from operations to income (loss) before taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(dollars in thousands)
Segment adjusted income from operations
Americas	$27,865	$82,146	$51,151	$117,041
EMEA	78,169	89,786	88,438	98,136
APAC	4,016	7,396	23,363	26,974
Segment adjusted income from operations for reportable segments	110,050	179,328	162,952	242,151
Unallocated net expenses(1)	(54,500)	(55,778)	(171,300)	(93,981)
Adjustments to income (loss) before taxes
Stock/unit-based compensation expense	(22,190)	(29,051)	(47,701)	(32,479)
Gain on disposal of assets held for sale	—	—	—	5,185
Interest income	386	246	616	425
Interest expense	(17,401)	(17,522)	(33,162)	(32,174)
Loss from early extinguishment of debt	—	—	—	(5,448)
Other expense	(434)	—	(434)	—
Income (loss) before taxes	$15,911	$77,223	$(89,029)	$83,679
_____________
(1)Unallocated net expenses includes Corporate/Other as defined in the table above and other adjustments, which include business and operational transformation costs, financing and IPO costs and COVID-19 costs.
The information below provides a reconciliation of segment assets to total consolidated assets:

	March 31, 2022
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$204,554	$228,018	$45,276	$—	$477,848
All other(2)					1,400,557
Total assets					$1,878,405

	September 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$164,905	$104,219	$63,497	$—	$332,621
All other(2)					1,218,371
Total assets					$1,550,992
_____________
(1)Inventory is the only segment asset reviewed by the CODM.
(2)“All other” consists of assets that are not reviewed by the CODM at a segment level: cash and cash equivalents; accounts receivable; prepaid and other tax assets; prepaid expenses and other current assets; property, equipment and leasehold improvements, net; operating lease right-of-use assets; other long-term assets; trademarks, net; other intangible assets, net; and goodwill.

13. Noncontrolling Interests
The noncontrolling interests balance represents the economic interests in Weber HoldCo LLC held by the Pre-IPO LLC Members. The following table summarizes the ownership of LLC Units in Weber HoldCo LLC as of March 31, 2022:

	LLC Units	Ownership Percentage
LLC Units held by Weber Inc.	52,834,735	18%
Units held by Pre-IPO LLC Members	234,609,825	82%
Balance at end of period	287,444,560	100%
The noncontrolling interest holders have the right to exchange an LLC unit along with a share of Class B common stock ("Paired Interests") for Class A common stock. As such, future exchanges of Paired Interests by noncontrolling interest holders will result in a change in ownership and decrease or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital when Weber HoldCo LLC has positive or negative net assets, respectively. During the six months ended March 31, 2022, Pre-IPO LLC members exchanged 35,394 Paired Interests for Class A common stock.
14. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net (loss) income attributable to Weber Inc. by the weighted average number of Class A common stock outstanding during the period. The weighted average number of Class A common stock outstanding during the period includes both the weighted average of Class A common stock outstanding as well as the weighted average of vested RSUs outstanding during the period. Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of earnings (loss) per share of Class B common stock under the two-class method has not been presented. Diluted earnings (loss) per share is calculated by giving effect to the potentially dilutive weighted average impact of profits interest awards, options, RSUs and HoldCo LLC Units that are convertible into shares of our Class A common stock when paired with an equal number of shares of Class B common stock.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of Class A common stock is as follows:

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
	(in thousands, except shares and per share data)
Numerator - basic:
Net loss	$(51,313)	$(125,866)
Less: Net income (loss) attributable to noncontrolling interests	3,137	(88,193)
Net loss attributable to Weber Inc. - basic	$(54,450)	$(37,673)
Numerator - diluted:
Net loss attributable to Weber Inc. - basic	$(54,450)	$(37,673)
Denominator - basic:
Weighted average of Class A common stock outstanding - basic	53,437,683	53,370,823
Denominator - diluted:
Weighted average of Class A common stock outstanding - basic	53,437,683	53,370,823

Earnings (loss) per share of Class A common stock - basic	$(1.02)	$(0.71)
Earnings (loss) per share of Class A common stock - diluted	$(1.02)	$(0.71)

The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
Paired Interests	240,072,035	239,523,385
Profits interest awards	9,813,570	10,147,330
Options	570,487	636,269
RSUs	468,146	736,252
15. Member Notes
During the first quarter of fiscal year 2022, the Company received $10.6 million from certain borrowers for repayment of the outstanding balance, including accrued interest, of partial recourse member notes and $0.8 million for repayment of the outstanding balance, including accrued interest, of full recourse member notes. As partial recourse notes were not reflected in the condensed consolidated financial statements, the repayment of the partial recourse notes was accounted for as an equity issuance of the 1,072,849 LLC units (along with an equal number of shares of Class B common stock).
The Company recognized zero and $1.1 million in stock-based compensation expense during the three and six months ended March 31, 2022, respectively, related to the repayment of partial recourse notes, as the early repayment was considered a modification to the loan term of the partial recourse notes. The Company recognized zero and $0.4 million in unit-based compensation expense during the three and six months ended March 31, 2021, respectively, related to the issuance of partial recourse notes. The total amount due from members on the notes receivable, including interest, was zero and $11.3 million as of March 31, 2022 and September 30, 2021, respectively.

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
Our Company
Weber Inc. (“Weber,” “Company,” “we,” and “our”), together with its subsidiaries, is the leading outdoor cooking company in the global outdoor cooking market. Our founder George Stephen, Sr., established the outdoor cooking category when he invented the original charcoal grill nearly 70 years ago. In the decades since, we have built a loyal and global following of both grilling enthusiasts and barbecue professionals in backyards all around the world. Our product portfolio includes traditional charcoal grills, gas grills, smokers, pellet and electric grills and recently our Weber Connect™ technology-enabled grills. Our full range of products are sold in 78 countries through an omni-channel network that consists of wholesale, direct-to-consumer and e-commerce.
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
The Company is monitoring developments in Russia and Ukraine as well as financial and economic sanctions imposed by the U.S. and other countries. In March 2022, the Company suspended operations in Russia, including cessations of imports into Russia, sales to retailers in Russia and e-commerce activity in Russia. While the conflict has negatively impacted our results of operations for the three months ended March 31, 2022, the Company's net sales and total assets in Russia represented less than 1% of our total consolidated net sales and total assets.
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
Impact of COVID-19
Since the onset of the COVID-19 pandemic, we have focused on protecting our employees’ health and safety, meeting our customers’ needs as they navigate an uncertain financial and operating environment, working closely with our suppliers to protect our ongoing business operations and rapidly adjusting our short-, medium- and long-term operational plans to proactively and effectively respond to the current and potential future public health crises. While the COVID-19 pandemic continues to present concerns for our business and operations, our employees and their families, our customers and our suppliers, we believe that we have adapted well to the wide-ranging changes that the global economy is currently undergoing. We remain confident in our business continuity strategy, our ability to produce and sell our products safely and our financial flexibility even in the event of a potentially extended economic downturn. For further discussion of the risks raised by the COVID-19 pandemic, see the section titled "Risk Factors" in our Annual Report on Form 10-K.
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
The severity, magnitude and duration of the current COVID-19 pandemic is uncertain. We continue to actively monitor the pandemic and adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. After the onset of the pandemic, we experienced a significant increase in demand for our grills and accessories. While this demand has since moderated, we will continue to manage our production capacity during this period of volatility. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, supply chain disruptions in certain markets and potential disruptions in certain countries. In the event we experience adverse impacts from the above or other factors, we would also evaluate the need to perform interim impairment tests for our goodwill, intangible assets and property, equipment and leasehold improvements. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all.
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

Gain on Disposal of Assets Held for Sale
During Fiscal Year 2020, the Company determined that one of our manufacturing sites was considered to be assets held for sale, since the asset group was being marketed for sale and all the criteria to be classified as held for sale under Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, had been met. The related buildings and its content were vacated and we no longer required these assets for our future operations. The carrying value of these assets was $8.3 million as of September 30, 2020. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. On December 30, 2020, we disposed of this manufacturing site, for net cash proceeds of $13.5 million, which resulted in a gain of $5.2 million.
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
Components of our Operating Results
We consider a variety of financial and operating measures in assessing the performance of our business. The key U.S. GAAP measures we use are net sales, gross profit, income (loss) from operations and net (loss) income.
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
Non-GAAP Measures
In addition to the U.S. GAAP results provided in this Quarterly Report on Form 10-Q, we provide supplemental non-GAAP measures to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and in their analysis of ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures. The use of non-GAAP financial information should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measures. In addition, because our non-GAAP measures are not determined in accordance with U.S. GAAP, it is susceptible to differing calculations, and not all comparable or peer companies may calculate their non-GAAP measures in the same manner. Our non-GAAP measures are adjusted income from operations, adjusted net (loss) income, EBITDA and Adjusted EBITDA.
Adjusted Income from Operations and Adjusted Net (Loss) Income
Adjusted income from operations and adjusted net (loss) income is income (loss) from operations and net (loss) income adjusted for stock/unit-based compensation expense, business transformation costs, operational transformation costs, impairment costs, financing and IPO costs, COVID-19 costs and gain on disposal of assets held for sale, and, in the case of adjusted net (loss) income, loss from early extinguishment of debt, net of the tax impact of such adjustments. Adjusted income from operations is also adjusted for foreign currency (loss) gain. Adjusted income from operations excludes loss from early extinguishment of debt, interest expense, net, income taxes, other expense and gain from investments in unconsolidated affiliates. We use adjusted income from operations and adjusted net (loss) income as indicators of the productivity of our business and our ability to manage expenses, after adjusting for certain expenses that we view as not indicative of regular operations. Adjusted income from operations and adjusted net (loss) income are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.
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
Adjusted EBITDA is defined as net (loss) income before interest expense, net, other expense, income taxes, depreciation and amortization, adjusted for stock/unit-based compensation expense, business transformation costs, operational transformation costs, financing and IPO costs, COVID-19 operational costs, loss from early extinguishment of debt and gain on disposal of assets held for sale. Adjusted EBITDA is not calculated in the same manner by all companies, and accordingly, is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance in isolation from, or as a substitute for, net (loss) income, cash flows from operations or cash flow data, all of which are prepared in accordance with U.S. GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

The following table reconciles income (loss) from operations to adjusted income from operations; net (loss) income to adjusted net (loss) income; net (loss) income to EBITDA; and EBITDA to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(dollars in thousands)
Income (loss) from operations	$37,413	$97,992	$(51,832)	$120,862
Adjustments:
Foreign currency (loss) gain(1)	(4,053)	(3,493)	(4,217)	14
Stock/unit-based compensation expense(2)	22,190	29,051	47,701	32,479
Business transformation costs(3)	7,272	2,053	14,682	2,924
Operational transformation costs(4)	7,190	4,835	13,838	5,826
Financing and IPO costs(5)	877	945	877	3,706
COVID-19 costs(6)	—	453	—	480
Gain on disposal of assets held for sale	—	—	—	(5,185)
Adjusted income from operations	$70,889	$131,836	$21,049	$161,106
Net (loss) income	$(51,313)	$68,910	$(125,866)	$73,795
Adjustments:
Stock/unit-based compensation expense(2)	22,190	29,051	47,701	32,479
Business transformation costs(3)	7,272	2,053	14,682	2,924
Operational transformation costs(4)	7,190	4,835	13,838	5,826
Financing and IPO costs(5)	877	945	877	3,706
COVID-19 costs(6)	—	453	—	480
Loss from early extinguishment of debt	—	—	—	5,448
Gain on disposal of assets held for sale	—	—	—	(5,185)
Other expense	434	—	434	—
Tax impact of adjusting items(7)	(20,622)	(8,191)	(32,080)	(8,405)
Adjusted net (loss) income	$(33,972)	$98,056	$(80,414)	$111,068
Net (loss) income	$(51,313)	$68,910	$(125,866)	$73,795
Adjustments:
Interest expense, net	17,015	17,276	32,546	31,749
Income tax expense	67,224	15,223	36,837	15,389
Depreciation and amortization	15,496	10,562	29,283	20,328
EBITDA	$48,422	$111,971	$(27,200)	$141,261
Stock/unit-based compensation expense(2)	22,190	29,051	47,701	32,479
Business transformation costs(3)	7,272	2,053	14,682	2,924
Operational transformation costs(4)	7,190	4,835	13,838	5,826
Financing and IPO costs(5)	877	945	877	3,706
COVID-19 costs(6)	—	453	—	480
Loss from early extinguishment of debt	—	—	—	5,448
Gain on disposal of assets held for sale	—	—	—	(5,185)
Other expense	434	—	434	—
Adjusted EBITDA	$86,385	$149,308	$50,332	$186,939

______________
(1)Adjusted income from operations includes foreign currency (loss) gain in order to align adjusted income from operations with Adjusted EBITDA, with the exception of depreciation and amortization and gain from investments in unconsolidated affiliates.
(2)See Note 11 to our condensed consolidated financial statements for further information.
(3)“Business transformation costs” are costs for business transformation initiatives that require severance or other costs to transition to a new operating model.
(4)“Operational transformation costs” are defined as restructuring and transformation initiatives related to supply chain, operational moves and startups that are designed to enable future productivity. These costs also include significant non-capitalizable systems integration costs, as well was plant shutdown and closure costs that will drive future efficiencies.
(5)“Financing and IPO costs” include non-capitalizable costs relating to the Company’s Secured Credit Facility, the Company's IPO and other financing costs.
(6)During the six months ended March 31, 2021, the Company incurred costs related to the global COVID-19 pandemic. These costs primarily resulted from the impact of enhanced employee safety and social distancing protocols.
(7)“Tax impact of adjusting items” represents the Company's effective tax rate for the six months ended March 31, 2022 applied to the adjusting items presented.
Results of Operations
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
The following table sets forth our summarized condensed consolidated statements of operations data in dollars, as percentage change between the respective periods and as a percentage of net sales (the table may not foot due to rounding):

	Three Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)	% of Net Sales
	2022	2021			2022	2021
	(dollars in thousands)
Net sales	$607,294	$654,431	$(47,137)	(7%)	100%	100%
Cost of goods sold(1)(2)	398,777	368,709	30,068	8%	66%	56%
Gross profit	208,517	285,722	(77,205)	(27%)	34%	44%
Operating expenses:
Selling, general and administrative(1)(2)	165,937	183,883	(17,946)	(10%)	27%	28%
Amortization of intangible assets	5,167	3,847	1,320	34%	1%	1%
Income from operations	37,413	97,992	(60,579)	(64%)	6%	15%
Foreign currency loss	4,053	3,493	560	16%	1%	1%
Interest income	(386)	(246)	(140)	57%	—%	—%
Interest expense	17,401	17,522	(121)	(1%)	3%	3%
Other expense	434	—	434	100%	—%	—%
Income before taxes	15,911	77,223	(61,312)	(79%)	3%	12%
Income tax expense	67,224	15,223	52,001	342%	11%	2%
Gain from investments in unconsolidated affiliates	—	(6,910)	6,910	(100%)	—%	(1%)
Net (loss) income	$(51,313)	$68,910	$(120,223)	(174%)	(8%)	11%
Adjusted income from operations(3)	$70,889	$131,836	$(60,947)	(46%)	12%	20%
Adjusted net (loss) income(3)	$(33,972)	$98,056	$(132,028)	(135%)	(6%)	15%
EBITDA(3)	$48,422	$111,971	$(63,549)	(57%)	8%	17%
Adjusted EBITDA(3)	$86,385	$149,308	$(62,923)	(42%)	14%	23%

______________
(1)Amounts include stock/unit-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$1,043	$158
Selling, general and administrative	21,147	28,893
Total stock/unit-based compensation expense	$22,190	$29,051
(2)Amount includes depreciation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$5,283	$3,205
Selling, general and administrative	5,046	3,510
Total depreciation expense	$10,329	$6,715
(3)See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”
Net Sales. Net sales for the three months ended March 31, 2022 decreased by $47.1 million, or 7%, to $607.3 million from $654.4 million during the three months ended March 31, 2021. The decrease was attributable to lower grill revenues as consumer traffic, both in-store and online, slowed in comparison to the exceptional demand realized during the same period last year. Net sales was also adversely impacted by certain product availability resulting from global supply chain disruptions. These decreases in sales volume were partially offset by certain pricing actions. Fluctuation in foreign exchange rates also unfavorably impacted net sales by $19.9 million, particularly the Euro and Australian Dollar as compared to the U.S. dollar. Net sales for the three months ended March 31, 2022 decreased in the Americas by 18% and in APAC by 6% and was partially offset by an increase in EMEA by 9% as compared to the three months ended March 31, 2021.
Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2022 increased by $30.1 million, or 8%, to $398.8 million from $368.7 million during the three months ended March 31, 2021. The increase was primarily due to higher inbound freight costs of $36.9 million, higher commodity costs of $59.1 million and costs related to the startup of new production lines, all of which were partially offset by lower sales volumes.
Gross Profit and Gross Margin. Gross profit for the three months ended March 31, 2022 decreased by $77.2 million, or 27%, to $208.5 million from $285.7 million during the three months ended March 31, 2021. Gross margin decreased by 932 basis points to 34% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in gross profit and gross margin was primarily due to higher inbound freight costs, higher commodity costs and elevated costs related to the startup of a new production line.
Selling, General and Administrative. Selling, general and administrative costs for the three months ended March 31, 2022 decreased by $17.9 million, or 10%, to $165.9 million from $183.9 million during the three months ended March 31, 2021. Selling, general and administrative costs as a percent of net sales decreased by 77 basis points to 27% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in selling, general and administrative costs was primarily driven by lower incentive compensation expense of $20.1 million and lower commission costs on reduced sales of $2.2 million. Additionally, there was lower stock/unit-based compensation expense of $7.7 million, which reflects the absence of the change in methodology for valuing the profits interest units and Pre-IPO Management Incentive Compensation Plan awards that occurred in the second quarter of fiscal year 2021. These decreases were partially offset by higher distribution costs of $3.7 million, increased research and development investments of $2.6 million and higher corporate general and administrative costs of $6.3 million, primarily related to costs associated with public company requirements.
Amortization of Intangible Assets. Amortization of intangible assets for the three months ended March 31, 2022 increased by $1.3 million, or 34%, to $5.2 million from $3.8 million for the three months ended March 31, 2021. The increase in amortization of intangible assets was primarily driven by the amortization of intangible assets related to the June and RMC acquisitions.
Foreign Currency Loss. The impact of foreign exchange resulted in a loss of $4.1 million for the three months ended March 31, 2022 and a loss of $3.5 million for the three months ended March 31, 2021 due to the foreign exchange rate impacts on transactions with Weber affiliates conducted in foreign currencies other than the US dollar.

Interest Income. Interest income for the three months ended March 31, 2022 was essentially flat as compared to the previous year period.
Interest Expense. Interest expense for the three months ended March 31, 2022 was essentially flat as compared to the previous year period.
Other Expense. Other expense of $0.4 million for the three months ended March 31, 2022 represents the Company's loss on sale of receivables.
Income Taxes. Income taxes increased by $52.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Subsequent to its IPO, the Company is structured as a C Corporation, and the current year period reflects income tax expense of $67.2 million as a result of the estimated annual effective tax rate applicable to the net income recognized for the quarter. In the prior year period, the Company, through its subsidiary, Weber-Stephen Products LLC, was structured as a partnership and therefore, was subject to certain LLC entity-level taxes and foreign taxes but generally not subject to U.S. federal income taxes.
Gain from Investments in Unconsolidated Affiliates. No gain from investments in unconsolidated affiliates was recorded for the three months ended March 31, 2022 as the Company completed its acquisition of June in January 2021. The three months ended March 31, 2021 reflect a gain from investments in unconsolidated affiliates of $6.9 million which is the remeasurement of the existing equity interest in June to fair value at the time of acquisition.
Net (Loss) Income. Net (loss) income decreased by $120.2 million to a net loss of $51.3 million for the three months ended March 31, 2022 from net income of $68.9 million for the three months ended March 31, 2021. This was primarily due to lower gross profit of $77.2 million, which was driven by lower net sales of $47.1 million and higher costs of goods sold of $30.1 million. Additionally, there was an increase in income taxes of $52.0 million as compared to the prior year period.
Segment Information
Net sales by reportable segment is summarized as follows:

	Three Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$305,647	$372,919	$(67,272)	(18%)
EMEA	267,885	245,509	22,376	9%
APAC	33,762	36,003	(2,241)	(6%)
Total net sales	$607,294	$654,431	$(47,137)	(7%)
Adjusted income from operations by reportable segment is summarized as follows:

	Three Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$27,865	$82,146	$(54,281)	(66%)
EMEA	78,169	89,786	(11,617)	(13%)
APAC	4,016	7,396	(3,380)	(46%)
Total adjusted income from operations	$110,050	$179,328	$(69,278)	(39%)

The following table reconciles segment adjusted income from operations to income from operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Segment adjusted income from operations
Americas	$27,865	$82,146
EMEA	78,169	89,786
APAC	4,016	7,396
Segment adjusted income from operations for reportable segments	110,050	179,328
Corporate and supply chain costs(1)	(39,161)	(47,492)
Foreign currency loss(2)	4,053	3,493
Stock/unit-based compensation expense(2)	(22,190)	(29,051)
Business transformation costs(2)	(7,272)	(2,053)
Operational transformation costs(2)	(7,190)	(4,835)
Financing and IPO costs(2)	(877)	(945)
COVID-19 costs(2)	—	(453)
Income from operations	$37,413	$97,992
______________
(1)“Corporate and supply chain costs” consists primarily of corporate general and administrative costs as well as certain unallocated supply chain costs.
(2)See “Non-GAAP Measures—adjusted income from operations” for descriptions of reconciling items from income from operations to adjusted income from operations.
Americas
The following table summarizes certain financial information relating to the Americas segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$305,647	$372,919	$(67,272)	(18%)
Segment adjusted income from operations	$27,865	$82,146	$(54,281)	(66%)
Total Segment Net Sales. Total segment net sales for the three months ended March 31, 2022 decreased by $67.3 million, or 18%, to $305.6 million from $372.9 million during the three months ended March 31, 2021. The decrease was attributable to lower grill revenues in the U.S. and Canada as consumer traffic, both in-store and online, slowed in comparison to the exceptional demand realized during the same period last year. Additionally, certain product availability was adversely impacted by extended inventory transit times resulting from global supply chain disruptions and the startup of new production lines. These decreases were partially offset by pricing actions. Foreign exchange rates trended relatively flat for the three months ended March 31, 2022.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the three months ended March 31, 2022 decreased by $54.3 million, or 66%, to $27.9 million from $82.1 million during the three months ended March 31, 2021. The decrease was attributable to lower sales volumes in the U.S., higher inbound freight costs and increased product material costs, which was partially offset by pricing actions, lower advertising costs and reduced incentive compensation expense.

EMEA
The following table summarizes certain financial information relating to the EMEA segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$267,885	$245,509	$22,376	9%
Segment adjusted income from operations	$78,169	$89,786	$(11,617)	(13%)
Total Segment Net Sales. Total segment net sales for the three months ended March 31, 2022 increased by $22.4 million, or 9%, to $267.9 million from $245.5 million during the three months ended March 31, 2021. The increase was primarily attributable to higher sales in certain markets due to strong retail sell-in ahead of the grilling season and pricing actions. This was partially offset by unfavorable foreign exchange rates, which reduced net sales by $17.6 million, primarily driven by the Euro as compared to the U.S. dollar. Excluding the $17.6 million unfavorable impact of foreign exchange rates, EMEA net sales for the three months ended March 31, 2022 increased by 16%, as compared to the three months ended March 31, 2021.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the three months ended March 31, 2022 decreased by $11.6 million, or 13%, to $78.2 million from $89.8 million during the three months ended March 31, 2021. This decrease was primarily attributable to higher inbound freight and product material costs, which was partially offset by higher sales and pricing actions.
APAC
The following table summarizes certain financial information relating to the APAC segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$33,762	$36,003	$(2,241)	(6%)
Segment adjusted income from operations	$4,016	$7,396	$(3,380)	(46%)
Total Segment Net Sales. Total segment net sales for the three months ended March 31, 2022 decreased by $2.2 million, or 6%, to $33.8 million from $36.0 million during the three months ended March 31, 2021. The decrease was primarily attributable to severe flooding in Australia, which adversely affected both product demand and product availability, and unfavorable foreign exchange rates, specifically the Australian dollar as compared to the U.S. dollar, which reduced net sales by $2.1 million. This was partially offset by higher sales in certain Asian markets. Excluding the $2.1 million unfavorable impact of foreign exchange rates, APAC net sales for the three months ended March 31, 2022 remained relatively flat as compared to the three months ended March 31, 2021.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the three months ended March 31, 2022 decreased by $3.4 million, or 46%, to $4.0 million from $7.4 million during the three months ended March 31, 2021. This decrease is primarily attributable to lower sales in Australia and higher inbound freight and product material costs. This was partially offset by lower selling, general and administrative costs resulting from the acquisition of RMC in Fiscal Year 2021.

Six Months Ended March 31, 2022 Compared to the Six Months Ended March 31, 2021
The following table sets forth our summarized condensed consolidated statements of operations data in dollars, as percentage change between the respective periods and as a percentage of net sales (the table may not foot due to rounding):

	Six Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)	% of Net Sales
	2022	2021			2022	2021
	(dollars in thousands)
Net sales	$890,435	$963,309	$(72,874)	(8%)	100%	100%
Cost of goods sold(1)(2)	617,905	542,782	75,123	14%	69%	56%
Gross profit	272,530	420,527	(147,997)	(35%)	31%	44%
Operating expenses:
Selling, general and administrative(1)(2)	314,021	297,986	16,035	5%	35%	31%
Amortization of intangible assets	10,341	6,864	3,477	51%	1%	1%
Gain on disposal of assets held for sale(3)	—	(5,185)	5,185	(100%)	—%	(1%)
(Loss) income from operations	(51,832)	120,862	(172,694)	(64%)	(6%)	13%
Foreign currency loss (gain)	4,217	(14)	4,231	(30221%)	—%	—%
Interest income	(616)	(425)	(191)	45%	—%	—%
Interest expense	33,162	32,174	988	3%	4%	3%
Loss from early extinguishment of debt(3)	—	5,448	(5,448)	(100%)	—%	1%
Other expense	434	—	434	100%	—%	—%
(Loss) income before taxes	(89,029)	83,679	(172,708)	(206%)	(10%)	9%
Income tax expense	36,837	15,389	21,448	139%	4%	2%
Gain from investments in unconsolidated affiliates	—	(5,505)	5,505	(100%)	—%	(1%)
Net (loss) income	$(125,866)	$73,795	$(199,661)	(271%)	(14%)	8%
Adjusted income from operations(4)	$21,049	$161,106	$(140,057)	(87%)	2%	17%
Adjusted net (loss) income(4)	$(80,414)	$111,068	$(191,482)	(172%)	(9%)	12%
EBITDA(4)	$(27,200)	$141,261	$(168,461)	(119%)	(3%)	15%
Adjusted EBITDA(4)	$50,332	$186,939	$(136,607)	(73%)	6%	19%
______________
(1)Amounts include stock/unit-based compensation expense as follows:

	Six Months Ended March 31,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$2,225	$279
Selling, general and administrative	45,476	32,200
Total stock/unit-based compensation expense	$47,701	$32,479
(2)Amount includes depreciation expense as follows:

	Six Months Ended March 31,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$10,218	$6,457
Selling, general and administrative	8,724	7,007
Total depreciation expense	$18,942	$13,464
(3)See the section titled “Key Factors Affecting Our Results of Operations—Items Impacting Comparability.”

(4)See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”
Net Sales. Net sales for the six months ended March 31, 2022 decreased by $72.9 million, or 8%, to $890.4 million from $963.3 million during the six months ended March 31, 2021. The decrease was attributable to lower grill revenues as consumer traffic, both in-store and online, slowed in comparison to the exceptional demand realized during the same period last year. Net sales was also adversely impacted by certain product availability resulting from global supply chain disruptions. These decreases in sales volume were partially offset by certain pricing actions. Fluctuation in foreign exchange rates also decreased net sales by $21.9 million, particularly the Euro and Australian Dollar as compared to the U.S. dollar. Net sales for the six months ended March 31, 2022 decreased in the Americas by 16%, in APAC by 2%, and increased in EMEA by 6% as compared to the six months ended March 31, 2021.
Cost of Goods Sold. Cost of goods sold for the six months ended March 31, 2022 increased by $75.1 million, or 14%, to $617.9 million from $542.8 million during the six months ended March 31, 2021. The increase was primarily due to higher inbound freight costs of $66.0 million and higher commodity costs of $84.7 million, which were partially offset by lower sales volumes.
Gross Profit and Gross Margin. Gross profit for the six months ended March 31, 2022 decreased by $148.0 million, or 35%, to $272.5 million from $420.5 million during the six months ended March 31, 2021. Gross margin decreased by 1,305 basis points to 31% during the six months ended March 31, 2022 compared to the six months ended March 31, 2021. The decrease in gross profit and gross margin was primarily due to higher inbound freight costs, higher commodity costs and lower sales volumes.
Selling, General and Administrative. Selling, general and administrative costs for the six months ended March 31, 2022 increased by $16.0 million, or 5%, to $314.0 million from $298.0 million during the six months ended March 31, 2021. Selling, general and administrative costs as a percent of net sales increased by 433 basis points to 35% during the six months ended March 31, 2022 compared to the six months ended March 31, 2021. The increase in selling, general and administrative costs was primarily driven by higher stock/unit-based compensation expense of $13.3 million, increased distribution costs of $6.5 million, higher corporate general and administrative costs of $8.8 million, primarily related to costs associated with public company requirements and higher marketing and research and development investments of $5.2 million to support future sales growth. This was partially offset by reduced incentive compensation expense of $18.3 million and lower commission costs on reduced sales of $3.5 million.
Amortization of Intangible Assets. Amortization of intangible assets for the six months ended March 31, 2022 increased by $3.5 million, or 51%, to $10.3 million from $6.9 million for the six months ended March 31, 2021. The increase in amortization of intangible assets was primarily driven by the amortization of intangible assets related to the June and RMC acquisitions.
Foreign Currency Loss (Gain). The impact of foreign exchange resulted in a loss of $4.2 million for the six months ended March 31, 2022 relative to an immaterial gain for the six months ended March 31, 2021 due to the foreign exchange rate impacts on transactions with Weber affiliates conducted in foreign currencies other than the U.S. dollar.
Interest Income. Interest income for the six months ended March 31, 2022 was essentially flat as compared to the previous year period.
Interest Expense. Interest expense increased by $1.0 million, or 3%, for the six months ended March 31, 2022 compared to the six months ended March 31, 2021, primarily due to commencement of the Secured Credit Facility in October 2020.
Other Expense. Other expense of $0.4 million for the six months ended March 31, 2022 represents the Company's loss on sale of receivables.
Income Taxes. Income taxes increased by $21.4 million for the six months ended March 31, 2022 compared to the six months ended March 31, 2021. Subsequent to its IPO, the Company is structured as a C Corporation, and the current year period reflects income tax expense of $36.8 million as a result of the estimated annual effective tax rate applicable to the net loss recognized for the six months ended March 31, 2022. In the prior year period, the Company, through its subsidiary, Weber-Stephen Products LLC, was structured as a partnership and therefore, was subject to certain LLC entity-level taxes and foreign taxes but generally not subject to U.S. federal income taxes.
Gain from Investments in Unconsolidated Affiliates. No gain or loss from investments in unconsolidated affiliates was recorded for the six months ended March 31, 2022 as the Company completed its acquisition of June in January 2021. The six months ended March 31, 2021 reflect a gain from investments in unconsolidated affiliates of $5.5 million, which resulted from a $6.9 million gain from the remeasurement of the existing equity interest in June to fair value at the time of acquisition, offset by a $1.4 million loss recorded for Weber’s share of June’s losses in the first quarter of Fiscal Year 2021.
Net (Loss) Income. Net (loss) income decreased by $199.7 million to a net loss of $125.9 million for the six months ended March 31, 2022 from net income of $73.8 million for the six months ended March 31, 2021. This was primarily due to $148.0 million of lower gross profit, driven by lower net sales of $72.9 million and higher costs of goods sold of $75.1 million, and higher selling, general and administrative costs of $16.0 million. Additionally, income tax expense increased $21.4 million as compared to the prior year period.
Segment Information
Net sales by reportable segment is summarized as follows:

	Six Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$462,141	$552,209	$(90,068)	(16%)
EMEA	330,870	311,326	19,544	6%
APAC	97,424	99,774	(2,350)	(2%)
Total net sales	$890,435	$963,309	$(72,874)	(8%)
Adjusted income from operations by reportable segment is summarized as follows:

	Six Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$51,151	$117,041	$(65,890)	(56%)
EMEA	88,438	98,136	(9,698)	(10%)
APAC	23,363	26,974	(3,611)	(13%)
Total adjusted income from operations	$162,952	$242,151	$(79,199)	(33%)
The following table reconciles segment adjusted income from operations to (loss) income from operations for the periods presented:

	Six Months Ended March 31,
	2022	2021
	(dollars in thousands)
Segment adjusted income from operations
Americas	$51,151	$117,041
EMEA	88,438	98,136
APAC	23,363	26,974
Segment adjusted income from operations for reportable segments	162,952	242,151
Corporate and supply chain costs(1)	(141,903)	(81,045)
Foreign currency loss (gain)(2)	4,217	(14)
Stock/unit-based compensation expense(2)	(47,701)	(32,479)
Business transformation costs(2)	(14,682)	(2,924)
Operational transformation costs(2)	(13,838)	(5,826)
Financing and IPO costs(2)	(877)	(3,706)
COVID-19 costs(2)	—	(480)
Gain on disposal of assets held for sale(2)	—	5,185
(Loss) income from operations	$(51,832)	$120,862
______________
(1)“Corporate and supply chain costs” consists primarily of corporate general and administrative costs as well as certain unallocated supply chain costs.

(2)See “Non-GAAP Measures—adjusted income from operations” for descriptions of reconciling items from (loss) income from operations to adjusted income from operations.
Americas
The following table summarizes certain financial information relating to the Americas segment results that have been derived from our condensed consolidated financial statements:

	Six Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$462,141	$552,209	$(90,068)	(16%)
Segment adjusted income from operations	$51,151	$117,041	$(65,890)	(56%)
Total Segment Net Sales. Total segment net sales for the six months ended March 31, 2022 decreased by $90.1 million, or 16%, to $462.1 million from $552.2 million during the six months ended March 31, 2021. The decrease was attributable to lower grill revenues in the U.S. and Canada as consumer traffic, both in-store and online, slowed in comparison to the exceptional demand realized during the same period last year. Additionally, certain product availability was adversely impacted by extended inventory transit times resulting from global supply chain disruptions and the startup of new production lines. These decreases were partially offset by pricing actions. Foreign exchange impacts were relatively flat for the six months ended March 31, 2022.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the six months ended March 31, 2022 decreased by $65.9 million, or 56%, to $51.2 million from $117.0 million during the six months ended March 31, 2021. The decrease was attributed to lower sales volumes in the U.S., higher inbound freight costs and increased product material costs, which was partially offset by pricing actions, lower advertising costs and reduced incentive compensation expense.
EMEA
The following table summarizes certain financial information relating to the EMEA segment results that have been derived from our condensed consolidated financial statements:

	Six Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$330,870	$311,326	$19,544	6%
Segment adjusted income from operations	$88,438	$98,136	$(9,698)	(10%)
Total Segment Net Sales. Total segment net sales for the six months ended March 31, 2022 increased by $19.5 million, or 6%, to $330.9 million from $311.3 million during the six months ended March 31, 2021. The increase was primarily attributable to higher sales in certain markets as a result in higher season sell-in by retailers. This was partially offset by unfavorable foreign exchange rates, which reduced net sales by $19.3 million, primarily driven by the Euro as compared to the U.S. dollar. Excluding the $19.3 million unfavorable impact of foreign exchange rates, EMEA net sales for the six months ended March 31, 2022 increased by 12%, as compared to the six months ended March 31, 2021.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the six months ended March 31, 2022 decreased by $9.7 million, or 10%, to $88.4 million from $98.1 million during the six months ended March 31, 2021. This decrease was primarily attributable to higher inbound freight and product material costs, which was partially offset by higher sales and pricing actions.

APAC
The following table summarizes certain financial information relating to the APAC segment results that have been derived from our condensed consolidated financial statements:

	Six Months Ended March 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$97,424	$99,774	$(2,350)	(2%)
Segment adjusted income from operations	$23,363	$26,974	$(3,611)	(13%)
Total Segment Net Sales. Total segment net sales for the six months ended March 31, 2022 decreased by $2.4 million, or 2%, to $97.4 million from $99.8 million during the six months ended March 31, 2021. The decrease was primarily attributable to severe flooding in Australia, which adversely affected both product demand and product availability, and unfavorable foreign exchange rates, specifically the Australian dollar as compared to the U.S. dollar, which reduced net sales by $2.6 million. Excluding the $2.6 million unfavorable impact of foreign exchange rates, APAC net sales for the six months ended March 31, 2022 were flat as compared to the six months ended March 31, 2021.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the six months ended March 31, 2022 decreased by $3.6 million, or 13%, to $23.4 million from $27.0 million during the six months ended March 31, 2021. This decrease is primarily attributable to lower sales in Australia and higher inbound freight and product material costs. This was partially offset by lower selling, general and administrative costs resulting from the acquisition of RMC in Fiscal Year 2021.
Liquidity and Capital Resources
Overview
Our primary working capital requirements are to fund our daily operational activities like purchasing raw materials and component parts to manufacture products and making payments to suppliers for goods and services. Our working capital requirements fluctuate during the year, driven primarily by the seasonality of market demand and the timing of inventory manufacturing and purchases, as well as the timing of cash receipts for products sold to customers. Our capital expenditures are primarily related to growth initiatives and operational spending, including investments related to new product development, manufacturing and operational activities and investments in technology systems.
Generally, we fund working capital requirements, capital expenditures, payments related to acquisitions and debt service requirements with a combination of both cash on hand and the borrowing capacity under the Secured Credit Facility, as discussed below. The Company considers all investments with initial maturities of three months or less to be cash and cash equivalents, which consist primarily of demand deposits with major financial institutions in the United States and in countries where the Company’s subsidiaries operate. As of March 31, 2022, our cash and cash equivalents totaled $46.4 million, and we had $266.4 million of borrowings available under the revolving credit facility.
During the second quarter of Fiscal Year 2022, the Company entered into an agreement to sell certain trade accounts receivable to a third-party financial institution (“Receivables Purchase Agreement”). The Receivables Purchase Agreement results in the transfer of the trade accounts receivable and associated risks to the third party and provides the third party with the full benefits and burdens of ownership in exchange for cash proceeds to the Company. The trade accounts receivable transferred are accounted for as sales of receivables as they have satisfied the required criteria under ASC 860, Transfers and Servicing, and are de-recognized from the Company’s condensed consolidated balance sheets. The maximum receivables that may be sold under the Receivables Purchase Agreement at any time is $235.0 million.
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
Secured Credit Facility
The Company has a credit facility arrangement with a term loan of $1,250.0 million (“Initial Term Loan”) and a revolving credit facility with a maximum commitment of $300.0 million (the “Secured Credit Facility”). The term loan matures on October 30, 2027 and revolving facility matures by October 30, 2025. Borrowings under the credit facilities bear interest at a rate equal to, at our option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.00% per annum for all revolving loans and a 0.75% floor for the term loans), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. As of March 31, 2022, we were in compliance with the covenants of the credit facility.
On March 2, 2022, the Company exercised its right under the Secured Credit Facility to borrow $250.0 million of incremental term loans (the “Incremental Term Loan”). The Incremental Term Loan matures on October 30, 2027. Principal payments on the Incremental Term Loan will commence on June 30, 2022, and will be payable quarterly at scheduled amounts, with the balance due at maturity. At the Company’s option, the Incremental Term Loan interest rate is based on either (a) Term secured overnight financing rate (“SOFR”) for the applicable interest period (subject to a floor of 0.75%) plus an applicable margin or (b) base rate equal to the highest of (i) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR for an interest period of one month plus 1.00% (subject to a floor of 0.75% per annum), in each case, plus an applicable margin. As of March 31, 2022, the interest rate on the Incremental Term Loan was SOFR plus 4.25%. Interest is payable on the last business day of the month for the relevant interest period selected.
Summary of Cash Flows
A summary of our cash flows (used in) provided by operating, investing and financing activities is presented in the following table:

	Six Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net cash used in operating activities	$(242,491)	$(214,649)
Net cash used in investing activities	(62,261)	(105,565)
Net cash provided by financing activities	241,207	571,266
Effect of exchange rate changes on cash and cash equivalents	2,409	5,095
Net (decrease) increase in cash and cash equivalents	$(61,136)	$256,147
Cash Used In Operating Activities
Net cash used in operating activities was $242.5 million for the six months ended March 31, 2022 as compared to $214.6 million for the six months ended March 31, 2021, an increase of $27.8 million or 13%. The increase in net cash used in operating activities reflects lower operating results as well as the unfavorable impact of increasing inventory levels during the six months ended March 31, 2022, primarily due to higher inventory costs, including commodities and inbound freight costs. This was partially offset by the favorable impacts from accounts receivable and accounts payable balances, reflecting the sales of receivables totaling $115.9 million under the Receivables Purchase Agreement as well as favorable timing of payments as compared to the prior year period.
Cash Used in Investing Activities
Net cash used in investing activities was $62.3 million for the six months ended March 31, 2022 as compared to $105.6 million for the six months ended March 31, 2021, a decrease of $43.3 million or 41%. The current year period reflects the absence of cash payments of $102.2 million for the acquisition of June as well as cash proceeds of $14.0 million from the disposal of a manufacturing site. Capital expenditures increased $44.9 million as compared to the prior year period, primarily related to the Company’s implementation of a Global SAP/S4 HANA ERP platform, building improvements for the global headquarters office in the U.S. and capital for the Europe Manufacturing Facility in Poland.
Cash Provided by Financing Activities
Net cash provided by financing activities was $241.2 million for the six months ended March 31, 2022 as compared to $571.3 million for the six months ended March 31, 2021. During the six months ended March 31, 2022, the Company received $250.0 million in proceeds from the Incremental Term Loan. In addition, there were net proceeds from the revolving credit facility of $31.5 million and proceeds of $11.3 million for capital contributions. The Company paid $24.7 million of member distributions, $9.7 million of costs associated with the Incremental Term Loan, $6.3 million for its Initial Term Loan, $4.3 million of dividends, $2.9 million for interest rate swap settlements and $2.1 million for certain IPO-related costs, all of which offset the cash proceeds.

During the six months ended March 31, 2021, the Company refinanced its debt, resulting in proceeds of $1,250.0 million, of which $619.4 million was used to the payoff the previous credit facility. The Company paid $26.7 million of costs associated with the debt refinancing. Additionally, the Company paid member distributions of $30.2 million and $2.4 million of interest rate swap settlements.
Dividends/Distributions
On February 3, 2022, (i) the Weber Inc. Board of Directors declared a quarterly dividend of $0.04 per share of Class A common stock, which was paid on March 18, 2022 to stockholders of record on March 8, 2022 and (ii) Weber HoldCo LLC declared a distribution of $0.04 per LLC Unit, which was paid on March 18, 2022 to LLC Unit holders on that date.
Additionally, on May 11, 2022, (i) the Weber Inc. Board of Directors declared a quarterly dividend of $0.04 per share of Class A common stock, payable June 17, 2022 to holders of our Class A common stock of record on June 7, 2022 and (ii) Weber HoldCo LLC declared a distribution of $0.04 per LLC Unit, payable June 17, 2022 to holders of LLC Units as of that date. Weber Inc. will pay the dividend to holders of Class A common stock with the funds it receives from the Weber HoldCo LLC distribution as a holder of LLC Units.
Other Information
As of March 31, 2022, $35.9 million of our $46.4 million in cash and cash equivalents was held in jurisdictions outside of the U.S. Cash held outside the U.S. may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe that our existing cash balance in the U.S. is sufficient to fund our working capital needs in the U.S.
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
There have been no significant changes to our accounting policies during the six months ended March 31, 2022. See our Annual Report on Form 10-K for the year ended September 30, 2021 for a summary of these policies.
Recent Accounting Pronouncements
There have been no new accounting standards material to Weber Inc. that have been adopted during the six months ended March 31, 2022.
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
As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2022.
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
Item 1A. Risk Factors
Material updates to our risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021 are disclosed below.
Risks Related to Russia’s Invasion of Ukraine
In February 2022, Russia launched a large-scale military invasion of Ukraine. The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. In March 2022, the Company suspended operations in Russia, including cessations of imports into Russia, sales to retailers in Russia and e-commerce activity in Russia. The ramifications of the hostilities and sanctions may also not be limited to Russia, Ukraine and Russian and Ukrainian companies; ramifications may spill over to and negatively impact surrounding countries in which we have operations. The extent and duration of the military action or future escalation of such hostilities, resulting sanctions and market disruptions and volatility are impossible to predict, but could be significant and could have a severe adverse effect on regional and global economies, and could include risk of possible further sanctions, embargoes, regional instability, geopolitical shifts, cybersecurity risks, fluctuation in currency exchange rates, supply chain disruptions and adverse impact on financial markets and energy markets.
Other than the new risk factor above, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three and six months ended March 31, 2022.
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

10.1
2022 Incremental Facility Amendment to Credit Agreement, by and among Weber-Stephen Products LLC, Bank of America, N.A., as administrative agent, and the lenders party thereto, dated as of March 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2022).

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

101*
The following financial statements from Weber Inc.’s Quarterly Report on Form 10-Q for the six months ended March 31, 2022, filed with the Securities and Exchange Commission on May 16, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit), and (vi) the Notes to Condensed Consolidated Financial Statements.

104**	The cover page from Weber Inc.’s Quarterly Report on Form 10-Q for the six months ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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
Date: May 16, 2022