Form 10-Q
period 2022-06-30
Weber Inc.
filed 2022-08-15
CIK 1857951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Class A Common Stock outstanding as of July 31, 2022 – 53,073,680 shares
Class B Common Stock outstanding as of July 31, 2022 – 234,506,736 shares

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Weber Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share data)

	June 30, 2022	September 30, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,846	$107,517
Accounts receivable, less allowances (1)	279,606	138,683
Inventories, net	396,669	332,621
Prepaid expenses and other current assets	82,954	68,236
Total current assets	800,075	647,057
Property, equipment and leasehold improvements, net	197,539	162,829
Operating lease right-of-use assets (2)	79,155	66,962
Other long-term assets	53,386	61,454
Trademarks, net	355,282	357,821
Other intangible assets, net	129,514	144,257
Goodwill	106,785	110,612
Total assets	$1,721,736	$1,550,992
Liabilities and equity (deficit)
Current liabilities:
Trade accounts payable	$379,689	$330,669
Accrued expenses (3)	123,200	150,610
Income taxes payable	4,813	4,823
Current portion of long-term debt and other borrowings	63,000	12,500
Current portion of long-term financing obligation	654	592
Total current liabilities	571,356	499,194
Long-term debt, less current portion	1,215,728	984,818
Long-term financing obligation, less current portion	37,891	38,394
Non-current operating lease liabilities (4)	66,888	55,329
Tax Receivable Agreement liability	—	9,226
Other long-term liabilities	72,877	85,376
Total liabilities	1,964,740	1,672,337
Commitments and Contingencies (Note 8)
Class A Common Stock, $0.001 par value - 3,000,000,000 shares authorized, 52,899,303 and 52,533,388 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	53	53
Class B Common Stock, $0.00001 par value - 1,500,000,000 shares authorized, 234,559,825 and 233,572,370 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	2	2
Preferred Stock, $0.0001 par value - 1,500,000,000 shares authorized, zero shares issued and outstanding as of both June 30, 2022 and September 30, 2021	—	—
Additional paid-in capital	18,715	6,109
Accumulated other comprehensive loss	(5,155)	(9,280)
Retained earnings (deficit)	(59,485)	(7,646)
Total Weber Inc. equity (deficit)	(45,870)	(10,762)
Noncontrolling interests	(197,134)	(110,583)
Total equity (deficit)	(243,004)	(121,345)
Total liabilities and equity (deficit)	$1,721,736	$1,550,992
_____________
(1)Includes related party royalty receivables of $171 and $119 at June 30, 2022 and September 30, 2021, respectively (see Note 9).
(2)Includes related party operating lease assets of $1,256 and $1,629 at June 30, 2022 and September 30, 2021, respectively (see Note 9).
(3)Includes related party operating lease liabilities of $387 and $431 at June 30, 2022 and September 30, 2021, respectively (see Note 9).
(4)Includes related party operating lease liabilities of $898 and $1,198 at June 30, 2022 and September 30, 2021, respectively (see Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net sales (1)	$527,936	$668,867	$1,418,371	$1,632,176
Cost of goods sold (2)	374,291	369,776	992,196	912,558
Gross profit	153,645	299,091	426,175	719,618
Operating expenses:
Selling, general and administrative (3)(4)(5)	173,494	257,758	487,515	555,744
Amortization of intangible assets	5,154	5,226	15,495	12,090
Gain on disposal of assets held for sale	—	—	—	(5,185)
(Loss) income from operations	(25,003)	36,107	(76,835)	156,969
Foreign currency loss (gain)	16,766	(3,758)	20,983	(3,772)
Interest expense, net (6)	19,267	18,031	51,813	49,780
Gain on Tax Receivable Agreement liability remeasurement	(9,226)	—	(9,226)	—
Loss from early extinguishment of debt	—	—	—	5,448
Other expense	68	—	502	—
(Loss) income before taxes	(51,878)	21,834	(140,907)	105,513
Income tax expense	121	4,009	36,958	19,398
Gain from investments in unconsolidated affiliates	—	—	—	(5,505)
Net (loss) income	(51,999)	17,825	(177,865)	91,620
Net loss attributable to noncontrolling interests	(44,505)	—	(132,698)	—
Net (loss) income attributable to Weber Inc.	$(7,494)	$17,825	$(45,167)	$91,620
Earnings (loss) per share of Class A common stock
Basic	$(0.14)	N/A	$(0.84)	N/A
Diluted	$(0.41)	N/A	$(0.84)	N/A
Weighted average shares outstanding
Basic	53,875,489	N/A	53,499,650	N/A
Diluted	290,170,910	N/A	53,499,650	N/A
_____________
(1)Includes related party royalty revenue of $106 and $128 for the three months ended June 30, 2022 and 2021, respectively, and $379 and $75 for the nine months ended June 30, 2022 and 2021, respectively (see Note 9).
(2)Includes related party rental expense of zero and $213 for the three months ended June 30, 2022 and 2021, respectively, and zero and $605 for the nine months ended June 30, 2022 and 2021, respectively (see Note 9).
(3)Includes related party rental expense of $176 and $68 for the three months ended June 30, 2022 and 2021, respectively, and $513 and $196 for the nine months ended June 30, 2022 and 2021, respectively (see Note 9).
(4)Includes related party royalty expense of zero for both the three months ended June 30, 2022 and 2021 and zero and $268 for the nine months ended June 30, 2022 and 2021, respectively (see Note 9).
(5)Includes related party compensation expense of zero for both the three months ended June 30, 2022 and 2021 and $420 and zero for the nine months ended June 30, 2022 and 2021, respectively (see Note 9).
(6)Includes related party interest income of zero and $11 for the for the three months ended June 30, 2022 and 2021, respectively, and $3 and $40 for the nine months ended June 30, 2022 and 2021, respectively (see Note 9).
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(51,999)	$17,825	$(177,865)	$91,620
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income tax expense of $324, zero, zero and zero	(15,867)	577	(23,074)	2,941
Gain (loss) on derivative instruments, net of income tax benefit of $1,445, zero, zero and zero	13,287	(4,273)	45,523	19,320
Comprehensive (loss) income	(54,579)	14,129	(155,416)	113,881
Less: Comprehensive loss attributable to noncontrolling interests	(47,526)	—	(114,374)	—
Comprehensive (loss) income attributable to Weber Inc.	$(7,053)	$14,129	$(41,042)	$113,881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Equity (Deficit)
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Retained Earnings (Deficit)	Non-controlling Interests	Total
Balance at March 31, 2022	52,834,735	$53	234,609,825	$2	—	$—	$15,125	$(6,751)	$1,155	$(49,763)	$(153,897)	$(194,076)
Deferred tax asset associated with repayment of member notes	—	—	—	—	—	—	487	—	—	—	—	487
Issuance of Class A shares for equity awards	14,568	—	—	—	—	—	(92)	—	—	—	—	(92)
Conversion of Paired Interests	50,000	—	(50,000)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(7,494)	(44,505)	(51,999)
Dividends on Class A shares and equity awards	—	—	—	—	—	—	—	—	—	(2,228)	—	(2,228)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,856)	(9,856)
Stock-based compensation	—	—	—	—	—	—	3,195	—	—	—	14,145	17,340
Foreign currency translation adjustments	—	—	—	—	—	—	—	(3,184)	—	—	(12,683)	(15,867)
Gain on derivative instruments	—	—	—	—	—	—	—	—	2,876	—	7,286	10,162
Reclassification of realized loss on derivative instruments to net loss	—	—	—	—	—	—	—	—	749	—	2,376	3,125
Balance at June 30, 2022	52,899,303	$53	234,559,825	$2	—	$—	$18,715	$(9,935)	$4,780	$(59,485)	$(197,134)	$(243,004)

	Three Months Ended June 30, 2021
		Accumulated Other Comprehensive Income (Loss)
	Members' Equity	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at March 31, 2021	$69,337	$(26,091)	$(16,532)	$26,714
Capital contributions	11,969	—	—	11,969
Issuance of common units in connection with acquisition	14,582	—	—	14,582
Repurchase of members' interest	(188,860)	—	—	(188,860)
Interest income on notes receivable	(11)	—	—	(11)
Notes receivable repayments	829	—	—	829
Net income	17,825	—	—	17,825
Members’ distributions	(285,452)	—	—	(285,452)
Unit-based compensation	4,511	—	—	4,511
Foreign currency translation adjustments	—	577	—	577
Loss on derivative instruments	—	—	(7,059)	(7,059)
Reclassification of realized loss on derivative instruments to net income	—	—	2,786	2,786
Balance at June 30, 2021	$(355,270)	$(25,514)	$(20,805)	$(401,589)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Equity (Deficit)
(dollars in thousands, except share data)
(unaudited)

	Nine Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Retained Earnings (Deficit)	Non-controlling Interests	Total
Balance at September 30, 2021	52,533,388	$53	233,572,370	$2	—	$—	$6,109	$(5,692)	$(3,588)	$(7,646)	$(110,583)	$(121,345)
Repayment of member notes	—	—	1,072,849	—	—	—	2,077	—	—	—	9,273	11,350
Issuance of Class A shares for equity awards	280,521	—	—	—	—	—	(1,412)	—	—	—	—	(1,412)
Conversion of Paired Interests	85,394	—	(85,394)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(45,167)	(132,698)	(177,865)
Interest income on notes receivable	—	—	—	—	—	—	(3)	—	—	—	—	(3)
Dividends on Class A shares and equity awards	—	—	—	—	—	—	—	—	—	(6,672)	—	(6,672)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(34,547)	(34,547)
Stock-based compensation	—	—	—	—	—	—	11,944	—	—	—	53,097	65,041
Foreign currency translation adjustments	—	—	—	—	—	—	—	(4,243)	—	—	(18,831)	(23,074)
Gain on derivative instruments	—	—	—	—	—	—	—	—	6,922	—	30,728	37,650
Reclassification of realized loss on derivative instruments to net loss	—	—	—	—	—	—	—	—	1,446	—	6,427	7,873
Balance at June 30, 2022	52,899,303	$53	234,559,825	$2	—	$—	$18,715	$(9,935)	$4,780	$(59,485)	$(197,134)	$(243,004)

	Nine Months Ended June 30, 2021
		Accumulated Other Comprehensive Income (Loss)
	Members' Equity	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance at September 30, 2020	$25,032	$(28,455)	$(40,125)	$(43,548)
Capital contributions	12,094	—	—	12,094
Issuance of common units in connection with acquisition	14,582	—	—	14,582
Repurchase of members' interest	(188,860)	—	—	(188,860)
Interest income on notes receivable	(40)	—	—	(40)
Notes receivable repayments	981	—	—	981
Net income	91,620	—	—	91,620
Members’ distributions	(315,620)	—	—	(315,620)
Unit-based compensation	4,941	—	—	4,941
Foreign currency translation adjustments	—	2,941	—	2,941
Gain on derivative instruments	—	—	11,289	11,289
Reclassification of realized loss on derivative instruments to net income	—	—	8,031	8,031
Balance at June 30, 2021	$(355,270)	$(25,514)	$(20,805)	$(401,589)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2022	2021
Operating activities
Net (loss) income	$(177,865)	$91,620
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for depreciation	29,206	20,317
Provision for amortization of intangible assets	15,495	12,090
Provision for amortization of deferred financing costs	3,556	2,813
Deferred income tax expense (benefit)	22,257	(3,174)
Stock/unit-based compensation	65,041	94,193
Gain on Tax Receivable Agreement liability remeasurement	(9,226)	—
Gain from investments in unconsolidated affiliates	—	(5,505)
Gain on disposal of assets held for sale	—	(5,185)
Loss from early extinguishment of debt	—	5,448
Changes in operating assets and liabilities:
Accounts receivable	(163,576)	(186,381)
Inventories	(84,823)	(96,505)
Prepaid expenses and other current assets	(13,470)	12,844
Trade accounts payable	62,191	106,057
Accrued expenses	(2,148)	29,165
Income taxes payable	835	6,507
Other	9,693	(9,844)
Net cash (used in) provided by operating activities	(242,834)	74,460
Investing activities
Proceeds from disposal of property, equipment and leasehold improvements	18	14,028
Additions to property, equipment and leasehold improvements	(80,362)	(40,503)
Payments for acquisitions	—	(128,514)
Net cash used in investing activities	(80,344)	(154,989)
Financing activities
Proceeds from issuance of long-term debt	250,000	1,250,000
Payments for deferred financing costs	(9,700)	(26,654)
Payments for capitalized offering costs	(2,109)	(2,349)
Payments under agreement with iDevices	(99)	(228)
Interest rate swap settlement payments	(4,384)	(3,903)
Proceeds from contribution of capital, net	11,346	13,075
Repurchase of members’ interests	—	(188,860)
Dividends paid	(6,394)	—
Members’ distributions	(34,547)	(315,622)
Borrowings from revolving credit facility	724,500	217,000
Payments on revolving credit facility	(676,500)	(217,000)
Payments of long-term debt	(10,000)	(622,500)
Shares withheld to satisfy employee tax obligations	(1,412)	—
Service on financing obligation	(441)	(382)
Net cash provided by financing activities	240,260	102,577
Effect of exchange rate changes on cash and cash equivalents	16,247	629
(Decrease) increase in cash and cash equivalents	(66,671)	22,677
Cash and cash equivalents at beginning of period	107,517	123,792
Cash and cash equivalents at end of period	$40,846	$146,469

Weber Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$44,860	$42,977
Cash paid for income taxes, net of refunds of $159 and $3,213, respectively	$14,255	$17,090
Supplemental disclosures of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$18,905	$7,253
Deferred offering costs in accrued expenses	$—	$1,689
Settlement of existing relationship through business combination	$—	$9,776
Issuance of common units for business acquisition	$—	$14,582
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
We are headquartered in Palatine, Illinois, and our stock is listed on the New York Stock Exchange (NYSE) under the symbol “WEBR.”
Basis of Presentation
The condensed consolidated financial statements of Weber Inc. were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim reporting. In management’s opinion, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of financial position, operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the operating results expected for the full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
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
Seasonality
Although the Company generally has demand for its products throughout the year, the Company’s sales have historically experienced some seasonality. The Company has typically experienced its highest level of sales of its products in the second and third fiscal quarters as retailers across North America and Europe change over their floor sets, build inventory and fulfill consumer demand for outdoor cooking products. Sales are typically lower during the first and fourth fiscal quarters, with the exception of the Australia/New Zealand business, which is counter-seasonal to the balance of the business.
Accounts Receivable
Sales of Accounts Receivable
During the second quarter of fiscal year 2022, the Company entered into an agreement to sell certain trade accounts receivable to a third party financial institution (“Receivables Purchase Agreement”). The Receivables Purchase Agreement results in the transfer of the trade accounts receivable and associated risks to the third party and provides the third party with the full benefits and burdens of ownership in exchange for cash proceeds to the Company. The trade accounts receivable transferred are accounted for as sales of receivables as they have satisfied the required criteria under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, and are de-recognized from the Company’s condensed consolidated balance sheets. The maximum receivables that may be sold under the Receivables Purchase Agreement at any time is $235.0 million. As of June 30, 2022, the third party under the Receivables Purchase Agreement informed the Company that, as permitted by the terms of the agreement, it will not be purchasing trade accounts receivable for an unspecified period of time. There can be no assurance that the third party will begin purchasing trade accounts receivable in the near term, or at all.
The Company has no retained interest in the trade accounts receivable sold, however, the Company does have collection and administrative responsibilities for the sold trade accounts receivable. The Company has not recorded any servicing assets or liabilities as of June 30, 2022 in conjunction with the Receivables Purchase Agreement as the fair value of these servicing arrangements and fees earned were not material.
Trade accounts receivable sold under the Receivables Purchase Agreement were $25.9 million and $141.8 million for the three and nine months ended June 30, 2022, respectively. The trade accounts receivable sold that remained outstanding as of June 30, 2022 was $0.5 million. The net proceeds received during the nine months ended June 30, 2022 were included in Net cash (used in) provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade accounts receivable sold and the sum of the cash received was $0.1 million and $0.5 million for the three and nine months ended June 30, 2022, respectively, and was recorded as a loss on sale of receivables in Other expense in the condensed consolidated statements of operations. There were no sales of accounts receivable prior to the second quarter of fiscal year 2022.
Allowance for Expected Credit Losses
The Company estimates its expected credit losses based on historical experience, the aging of accounts receivable, consideration of current economic conditions and its expectations of future economic conditions. The allowance for expected credit losses was $2.7 million and $2.6 million as of June 30, 2022 and September 30, 2021, respectively.
Inventories
The components of inventory are as follows:

	June 30, 2022	September 30, 2021
	(dollars in thousands)
Work-in-process and materials	$79,511	$60,367
Finished products	317,158	272,254
Total inventories, net	$396,669	$332,621
New Accounting Pronouncements Recently Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. The guidance is temporary and can be applied through December 31, 2022. The guidance has not impacted the condensed consolidated financial statements to date. The Company will continue to monitor the impact of the ASU on our condensed consolidated financial statements in the future.
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
Prior to the acquisition, the Company held an existing equity interest in June, which was historically accounted for as an equity method investment. Additionally, the Company had a license and development agreement with June to license certain software and other technology owned by June and adapt this technology to certain products of the Company. The license and development agreement included provisions for the Company to pay June royalties at varying rates based on the quantities and type of product sold containing the licensed technology. During the three months ended December 31, 2020, the Company recorded an equity method loss of $1.4 million, with an offsetting decrease in its investment in June. At acquisition, the Company remeasured the fair value of its existing equity interest, which exceeded the carrying amount of the investment and resulted in a pre-tax gain of $6.9 million. The gain offset with the equity method loss of $1.4 million was recorded within Gain from investments in unconsolidated affiliates during the nine months ended June 30, 2021.
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
The June 30, 2022 and September 30, 2021 condensed consolidated balance sheets include the assets and liabilities of June, which have been measured at fair value as of the acquisition date. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities.

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
The June 30, 2022 and September 30, 2021 condensed consolidated balance sheets include the assets and liabilities of RMC, which have been measured at fair value as of the acquisition date. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities.
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

3. Goodwill and Other Intangibles
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill during the nine months ended June 30, 2022 is shown below.

	Americas	EMEA	APAC	Total
	(dollars in thousands)
Balance as of September 30, 2021	$73,696	$10,589	$26,327	$110,612
Acquisitions(1)	(1,284)	—	—	(1,284)
Foreign exchange	—	(999)	(1,544)	(2,543)
Balance as of June 30, 2022	$72,412	$9,590	$24,783	$106,785
_____________
(1)Represents a measurement period adjustment related to the June acquisition. See Note 2 for further information.
The Company evaluates goodwill and indefinite-lived intangible assets for possible impairment during the fourth quarter of the Company's fiscal year or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
During the quarter ended June 30, 2022, the Company determined that a triggering event had occurred given the negative impact to its operating results from the current macroeconomic environment, including inflation, foreign exchange fluctuations, supply chain disruptions and higher freight and fuel costs. Accordingly, the Company performed a quantitative assessment for all reporting units, which compared the reporting units’ fair values to their respective carrying values. The Company determined that no impairment charge was required with respect to goodwill and indefinite-lived intangible assets as a result of this quantitative assessment for the nine months ended June 30, 2022.
The Company’s intangible assets consist of the following:

	June 30, 2022
	Weighted-Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(dollars in thousands)
Trademark—Weber	N/A	$310,000	$—	$310,000
Trademarks—Other	13.9	55,900	(10,618)	45,282
Trademarks, net		365,900	(10,618)	355,282
Customer lists	8.6	90,155	(54,080)	36,075
Patents	6.7	3,428	(1,582)	1,846
In-process research and development	4.6	4,500	(2,438)	2,062
Developed technology	13.6	87,000	(8,489)	78,511
Reacquired rights	2.1	12,961	(4,860)	8,101
Non-compete agreement	1.6	5,700	(2,781)	2,919
Other intangible assets, net		203,744	(74,230)	129,514
Total		$569,644	$(84,848)	$484,796

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(dollars in thousands)
Trademark—Weber	$310,000	$—	$310,000
Trademarks—Other	55,900	(8,079)	47,821
Trademarks, net	365,900	(8,079)	357,821
Customer lists	91,563	(50,483)	41,080
Patents	49,428	(47,389)	2,039
In-process research and development	4,500	(2,100)	2,400
Developed technology	87,000	(4,139)	82,861
Reacquired rights	13,568	(2,035)	11,533
Non-compete agreement	6,300	(1,956)	4,344
Other intangible assets, net	252,359	(108,102)	144,257
Total	$618,259	$(116,181)	$502,078
The Company’s indefinite-lived intangible assets consist of Trademark—Weber.
Total amortization expense for the Company’s intangible assets was $5.2 million for both the three months ended June 30, 2022 and 2021, respectively, and $15.5 million and $12.1 million for the nine months ended June 30, 2022 and 2021, respectively.
4. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements, net consists of the following:

	June 30, 2022	September 30, 2021
	(dollars in thousands)
Land	$6,469	$6,453
Buildings	58,151	44,829
Computer equipment and software	84,134	79,286
Equipment	258,115	238,601
Leasehold improvements	12,854	13,156
Construction-in-progress	54,642	32,547
	474,365	414,872
Accumulated depreciation	(276,826)	(252,043)
Total	$197,539	$162,829
Depreciation expense amounted to $10.3 million and $6.9 million for the three months ended June 30, 2022 and 2021, respectively, of which $2.9 million and $1.8 million related to the amortization of capitalized software costs, respectively. Depreciation expense amounted to $29.2 million and $20.3 million for the nine months ended June 30, 2022 and 2021, respectively, of which $8.7 million and $5.2 million related to the amortization of capitalized software costs, respectively. Unamortized software costs were $40.8 million and $29.1 million as of June 30, 2022 and September 30, 2021, respectively.

5. Debt
Long-term debt consists of the following:

	June 30, 2022	September 30, 2021
	(dollars in thousands)
Secured Credit Facility Term Loan, due October 2027	$1,011,150	$1,020,525
Secured Credit Facility Incremental Term Loan, due October 2027	249,375	—
Secured Credit Facility Revolving Loan	48,000	—
Total borrowings	1,308,525	1,020,525
Deferred financing costs	(18,969)	(17,692)
Original issue discount	(10,828)	(5,515)
Total debt	1,278,728	997,318
Less: Current portion of long-term debt and other borrowings	(63,000)	(12,500)
Total long-term debt	$1,215,728	$984,818
Aggregate maturities of long-term debt as of June 30, 2022, are as follows (dollars in thousands):

Remaining period of 2022	$3,750
2023	15,000
2024	15,000
2025	15,000
2026	15,000
Thereafter	1,196,775
$1,260,525
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
The Incremental Term Loan matures on October 30, 2027. Principal payments on the Incremental Term Loan commenced on June 30, 2022, and are payable quarterly at scheduled amounts, with the balance due at maturity. At the Company’s option, the Incremental Term Loan interest rate is based on either (a) Term secured overnight financing rate (“SOFR”) for the applicable interest period (subject to a floor of 0.75%) plus an applicable margin or (b) base rate equal to the highest of (i) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR for an interest period of one month plus 1.00% (subject to a floor of 0.75% per annum), in each case, plus an applicable margin. As of June 30, 2022, the interest rate on the Incremental Term Loan was SOFR plus 4.25%. Interest is payable on the last business day of the month for the relevant interest period selected.
Secured Credit Facility
The Company's Secured Credit Facility includes an initial term loan (“Term Loan”) of $1,250.0 million, an Incremental Term Loan of $250.0 million and a revolving credit facility (“Revolving Loan”) with a maximum commitment of $300.0 million, which can be restricted to a lower borrowing level based on the result of a financial covenant testing condition, as defined in the Secured Credit Facility. As of June 30, 2022, the Revolving Loan had borrowings outstanding of $48.0 million and letters of credit issued of $2.6 million leaving $249.4 million of available borrowing capacity.

Covenants
The Secured Credit Facility contains certain restrictive covenants relating to, among other things, limitations on indebtedness, transactions with affiliates, sales of assets, acquisitions and members’ distributions. In addition, above a certain borrowing level, there is a financial covenant relating to the Company’s average leverage ratio. As of June 30, 2022, the Company was in compliance with all covenants in the Secured Credit Facility. However, the Company’s business is seasonal in nature with the highest level of sales of its products occurring in the second and third fiscal quarters; accordingly, the Company typically borrows under its short-term Revolving Loan in the first and second fiscal quarters to fund working capital for building up inventory in anticipation of the higher demand in the second and third fiscal quarters. Given the current macroeconomic environment and the challenges posed by inflation, foreign exchange fluctuations, supply chain disruptions and higher freight and fuel costs, the Company expects continued pressure on its results of operations, working capital requirements and ability to comply with the covenants in the Secured Credit Facility. The Company is monitoring this matter, taking certain financial transformation and cost savings actions, which include suspension of its dividend; reduction of capital expenditures, cost of goods sold and selling, general and administrative expenses; prudent management of global inventory and working capital positions; and a workforce reduction of our non-manufacturing and distribution headcount by at least 10%, while reducing overall selling, general and administrative personnel costs by at least 15%. Additionally, the Company is working with its lenders to ensure continued compliance with the Secured Credit Facility. There can be no assurance that these efforts will be successful.
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
The notional values of the Company’s outstanding interest rate swap contracts were as follows:

	June 30, 2022	September 30, 2021
	(dollars in thousands)
Interest rate swap contracts	$1,220,000	$1,220,000
On October 30, 2020, the Company completed a series of transactions to amend and extend certain interest rate swap agreements by an additional three years. These interest rate swap transactions consisted of the following: (i) $360.0 million of the interest rate swaps were de-designated as cash flow hedges, (ii) the Company entered into a $360.0 million pay-variable receive-fixed interest rate swap which was designed to economically offset the terms of the $360.0 million of swaps in (i) and which are not designated as cash flow hedges, and (iii) the Company entered into a $500.0 million new pay-fixed interest rate swap with an extended maturity. The new pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge (see discussion of cash flow presentation below).
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
The notional values of the Company’s outstanding foreign currency forward contracts were as follows:

	June 30, 2022	September 30, 2021
	(dollars in thousands)
Foreign currency forward contracts	$49,804	$28,254
See Note 10 for further information.
Cash Flow Hedges Impact on the Condensed Consolidated Statements of Comprehensive (Loss) Income
For derivatives designated as cash flow hedges, the gain (loss) recognized in Other comprehensive (loss) income was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest rate swap contracts	$8,929	$(7,059)	$37,650	$11,406
Foreign currency forward contracts	—	—	—	(117)
Total gain (loss) recognized	$8,929	$(7,059)	$37,650	$11,289
Cash Flow Hedges Impact on the Condensed Consolidated Statements of Operations
For derivatives designated as cash flow hedges, the gain reclassified from Accumulated other comprehensive (loss) income into the condensed consolidated statements of operations was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Interest rate swap contracts	$2,913	$2,669	$7,873	$7,782
Foreign currency forward contracts	—	117	—	249
Total gain recognized	$2,913	$2,786	$7,873	$8,031

For derivatives de-designated as cash flow hedges and economic hedges on foreign currency denominated receivables, the (gain) loss recognized directly into Foreign currency loss (gain) in the condensed consolidated statements of operations was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Foreign currency forward contracts	$(104)	$(141)	$(424)	$776
As of June 30, 2022, the Company estimates that it will recognize approximately $1.1 million of gains associated with the above contracts in net (loss) income within the next 12 months.
Commodity Index Contracts
The Company uses commodity index contracts to reduce its exposure to fluctuations in cash flows relating to the purchases of aluminum and steel-based components and raw materials impacting Gross profit. The commodity index contracts are accounted for as financial instruments and the Company did not apply hedge accounting.
The notional values of the Company’s outstanding commodity index contracts were as follows:

	June 30, 2022	September 30, 2021
	(volumes in pounds)
Aluminum index contracts	—	7,200,000
Steel index contracts	2,700,000	700,000
As financial instruments, the commodity index hedges are revalued at current commodity index rates with the changes in the valuation reflected directly in Cost of goods sold. The Company recorded a corresponding loss (gain) on the change in fair market value as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Commodity index contracts	$1,527	$(1,508)	$38	$(7,099)
See Note 10 for further information.
Counterparty Credit Risk
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. The Company deals with only investment-grade counterparties and monitors the overall credit risk and exposure to individual counterparties. The Company did not experience any nonperformance by a counterparty during the nine months ended June 30, 2022 or 2021. The Company did not require, nor did it post, collateral or security on such contracts.
7. Income Taxes
In accordance with ASC 740, Income Taxes, the Company makes its best estimate of the annual effective tax rate at the end of each interim period, and the impact of discrete items, if any, and adjusts the rate as necessary. As of June 30, 2022, the Company applied its estimated annual effective tax rate of 32.1% to its loss before taxes of $140.9 million for the nine months ended June 30, 2022 and adjusted for the impact of discrete items, resulting in income tax expense of $0.1 million and $37.0 million for the three and nine months ended June 30, 2022, respectively. This resulted in effective tax rates of (0.2)% and (26.2)% for the three and nine months ended June 30, 2022, respectively, as compared to the federal statutory rate of 21.0%.
The effective tax rate was different than the statutory rate primarily due to the establishment of a valuation allowance to reduce the net deferred tax assets at Weber Inc. In evaluating the Company's ability to recover deferred tax assets, all available positive and negative evidence was considered, including scheduled reversal of deferred tax liabilities, operating results and forecasts of future taxable income in each of the jurisdictions in which the Company operates. Due to the cumulative loss that was incurred over the period including fiscal year 2020, fiscal year 2021 and the nine months ending June 30, 2022, the Company established a valuation allowance to reduce the net deferred tax assets at Weber Inc. as the deferred tax assets were not more likely than not to be realized, resulting in income tax expense of $22.5 million during the nine months ended June 30, 2022.
The Company recorded income tax expense of $4.0 million and $19.4 million for the three and nine months ended June 30, 2021, respectively, resulting in effective tax rates of 18.4% and 18.4%, respectively, as compared to the federal statutory rate of 21.0%. The difference in the rate was due to nontaxable U.S. flow-through income and a discrete benefit resulting from releases of Germany, United Kingdom and South Africa valuation allowances. This benefit was partially offset by foreign taxes owed by foreign subsidiaries.
Tax Receivable Agreement
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
As of June 30, 2022, the Company determined that making a payment under the Tax Receivable Agreement was not probable because the Company does not believe it has sufficient taxable income to utilize deductions of certain tax attributes that would generate cash savings in U.S. federal, state and local income tax or franchise tax and result in a payment under the Tax Receivable Agreement. This conclusion was primarily a result of the required valuation allowance established during the quarter. As a result, the Company remeasured the Tax Receivable Agreement liability to zero in the condensed consolidated balance sheets as of June 30, 2022 and recorded a Gain on Tax Receivable Agreement liability remeasurement of $9.2 million in the condensed consolidated statements of operations for the three months ended June 30, 2022.
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
The following is an analysis of product warranty reserves and charges against those reserves (dollars in thousands):

Balance at September 30, 2021	$28,300
Accrual for warranties issued	7,737
Warranty settlements made	(4,780)
Balance at June 30, 2022	$31,257
The balance of warranty reserves recorded in Other long-term liabilities was $25.3 million and $23.1 million as of June 30, 2022 and September 30, 2021, respectively. The remaining current balances of $6.0 million and $5.2 million as of June 30, 2022 and September 30, 2021, respectively, were recorded in Accrued expenses.
Contingent Consideration
As part of the acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices, LLC (“iDevices”), the Company has future cash payments due to iDevices in conjunction with an earn-out and development agreement. Under this agreement, the Company paid iDevices a minimum of $8.0 million, and then must pay additional royalty payments at fixed rates on iGrill and Kitchen Thermometer products sold for a total of 10 years or up to $15.0 million, whichever comes first. Under the terms of the earn-out and development agreement, the Company paid $0.1 million and $0.2 million during both the nine months ended June 30, 2022 and 2021, respectively. The fair value of the contingent consideration liability was $0.4 million and $0.5 million at June 30, 2022 and September 30, 2021, respectively. The fair value of these estimated future cash payments was based on valuation methods and management’s best estimates and was recorded in Other long-term liabilities in the condensed consolidated balance sheets.
Europe Manufacturing Facility
During October 2021, the Company executed an agreement to expand the Europe Manufacturing Facility in Poland. The Company did not control the asset under construction, and was therefore not deemed the accounting owner of the asset under construction.
The lease term is 14 years and commenced upon completion of the building, which occurred during the quarter ended June 30, 2022. Upon commencement, the Company recorded a right-of-use asset and a lease liability. In addition, the Company has options to extend the lease term for five-year periods as allowed by local laws and regulatory requirements. The annual cash rental payments due under the lease agreement during the first year will be approximately $1.2 million. The lease also requires the Company to pay real estate taxes and maintenance costs on the facility. No lease payments were made during the nine months ended June 30, 2022.
Legal Proceedings
The Company is subject to a variety of investigations, claims, suits and other legal proceedings that arise from time to time in the ordinary course of business including, but not limited to, intellectual property, employment, tort and breach of contract matters, as well as securities litigation. The Company currently believes that the outcomes of such proceedings, individually and in the aggregate, will not have a material adverse impact on its business, cash flows, financial position or results of operations. Any legal proceedings are subject to inherent uncertainties, and management’s view of these matters and their potential effects may change in the future.
9. Related Parties
Periodically, the Company engages in transactions with related parties, which include entities that are owned in whole or in part by certain owners or employees of the Company.
The Company has historically leased certain manufacturing and office facilities in the U.S. from a related party. During the fourth quarter of fiscal year 2021, the related party sold the leased properties to a third party. Accordingly, the Company will no longer recognize these leases as related party transactions. Rental expense amounted to zero and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and zero and $0.8 million for the nine months ended June 30, 2022 and 2021, respectively.
During fiscal year 2021, the Company leased office facilities in Australia from a related party. Rental expense amounted to $0.2 million and zero for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and zero for the nine months ended June 30, 2022 and 2021, respectively. The Company had related party operating right-of-use assets of $1.3 million and $1.6 million at June 30, 2022 and September 30, 2021, respectively. Additionally, the Company had related party current operating lease liabilities of $0.4 million and $0.4 million and non-current operating lease liabilities of $0.9 million and $1.2 million at June 30, 2022 and September 30, 2021, respectively.
The Company has a royalty agreement with a related party for the use of the Company’s trademark. Royalty revenue from this agreement was $0.1 million for both the three months ended June 30, 2022 and 2021, and $0.4 million and $0.1 million for the nine months ended June 30, 2022 and 2021, respectively. Royalty revenues for the nine months ended June 30, 2021 reflect the impact of a retroactive discount totaling $0.1 million, which was granted to the related party as a COVID-19 concession. The Company had a royalty receivable of $0.2 million and $0.1 million from this related party at June 30, 2022 and September 30, 2021, respectively.
During fiscal year 2019, the Company entered into a series of transactions with June. As a result of the acquisition described in Note 2, June has become a wholly-owned subsidiary of the Company and is consolidated in its financial statements. As such, the Company no longer records related party transactions with June. Royalty expense was zero for both the three months ended June 30, 2022 and 2021, and zero and $0.3 million for the nine months ended June 30, 2022 and 2021, respectively.
In connection with the IPO, the Company entered into the Tax Receivable Agreement with the pre-IPO LLC Members, which provides for the payment by Weber Inc. of 85% of certain cash tax benefits that Weber Inc. actually realizes, or in some cases is deemed to realize. As discussed in Note 7, the Tax Receivable Agreement liability was remeasured during the third quarter of fiscal year 2022 and the liability was decreased to zero as of June 30, 2022 from $9.2 million as of September 30, 2021. The Tax Receivable Agreement is considered a related party transaction.
In connection with the Incremental Term Loan discussed in Note 5, the Company paid arrangement fees and structuring fees totaling $0.6 million to a related party. These fees were capitalized as part of the total deferred financing costs during the quarter ended March 31, 2022.
In March 2022, the Company reassigned the beneficiary of a life insurance policy to a related party pursuant to a preexisting agreement. As a result, the Company recognized selling, general and administrative expense of zero and $0.4 million for the three and nine months ended June 30, 2022, respectively.
The Company historically had notes receivable due from members, which were fully repaid during the first quarter of fiscal year 2022. The balance of the notes receivable due from members, including interest, was zero and $11.3 million at June 30, 2022 and September 30, 2021, respectively. Related party interest income associated with the full recourse member notes was immaterial for the three and nine months ended June 30, 2022 and 2021. See Note 15 for further information.
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
The Company had interest rate swap contracts held with financial institutions as of June 30, 2022 and September 30, 2021, classified as Level 2 financial instruments, which are valued using observable underlying interest rates and market-determined risk premiums at the reporting date.
The Company had foreign currency forward contracts held with financial institutions as of June 30, 2022 and September 30, 2021, classified as Level 2 financial instruments, which were valued using observable forward foreign exchange rates at the reporting date.
The Company had commodity index contracts held with financial institutions as of June 30, 2022 and September 30, 2021, classified as Level 2 financial instruments, which are valued using observable commodity index rates at the reporting date.
The Company had a contingent consideration liability as of June 30, 2022 and September 30, 2021, classified as a Level 3 instrument, in conjunction with its acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices. The fair value of these estimated future cash payments was determined based on valuation methods and estimates of future cash flows. See Note 8 for further details.

The fair value of financial assets and liabilities measured on a recurring basis was as follows:

	June 30, 2022	Level 1	Level 2	Level 3
	(dollars in thousands)
Prepaid expenses and other current assets:
Foreign currency forward contracts	$104	$—	$104	$—
Interest rate swap contracts	11,926	—	11,926	—
Total	$12,030	$—	$12,030	$—
Other long-term assets:
Interest rate swap contracts	$41,973	$—	$41,973	$—
Total	$41,973	$—	$41,973	$—
Accrued expenses:
Commodity index contracts	$277	$—	$277	$—
Interest rate swap contracts	6,235	—	6,235	—
Total	$6,512	$—	$6,512	$—
Other long-term liabilities:
Interest rate swap contracts	$24,780	$—	$24,780	$—
Contingent consideration	404	—	—	404
Total	$25,184	$—	$24,780	$404

	September 30, 2021	Level 1	Level 2	Level 3
	(dollars in thousands)
Prepaid expenses and other current assets:
Foreign currency forward contracts	$134	$—	$134	$—
Commodity index contracts	3,378	—	3,378	—
Interest rate swap contracts	8,762	—	8,762	—
Total	$12,274	$—	$12,274	$—
Other long-term assets:
Interest rate swap contracts	$27,267	$—	$27,267	$—
Total	$27,267	$—	$27,267	$—
Accrued expenses:
Interest rate swap contracts	$14,688	$—	$14,688	$—
Total	$14,688	$—	$14,688	$—
Other long-term liabilities:
Interest rate swap contracts	$40,392	$—	$40,392	$—
Contingent consideration	503	—	—	503
Total	$40,895	$—	$40,392	$503
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

11. Stock-Based Compensation
The Weber Inc. Omnibus Incentive Plan (the “2021 Plan”) provides for the issuance of up to 22,694,608 shares of Class A common stock in connection with equity awards granted under the 2021 Plan. The Company has three types of share-based compensation awards outstanding under the 2021 Plan: profits interest awards, options and restricted stock units (“RSUs”).
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
Weber Inc. paid a dividend of $0.04 per share to holders of Class A common stock on December 17, 2021, March 18, 2022 and June 17, 2022. Profits interest units that were outstanding at the time of the dividends were adjusted pursuant to pre-existing anti-dilution provisions in the Company’s equity incentive plan documents. The adjustments reduced the distribution thresholds of outstanding profits interest units by the amount of the dividend per share. The adjustments did not result in incremental stock-based compensation expense as the anti-dilutive adjustments were required by pre-existing terms included within the awards.
The following table summarizes the Company’s profits interest units distribution thresholds as of June 30, 2022, which serve as a cashless exercise price:

Distribution Threshold (per unit)(1)	Service-Based Units Outstanding	Hybrid Units Outstanding
$5.38 – $6.88	—	—
$6.89 – $8.38	—	—
$8.39 – $9.38	2,011,499	1,118,019
$9.39 – $10.63	1,005,749	559,010
Total	3,017,248	1,677,029
_____________
(1)The exercise price of units outstanding as of June 30, 2022 reflect the non-cash adjustments to the units as a result of the cash dividends paid by the Company. As such, the distribution thresholds noted above have been reduced by $0.12 per unit to reflect the adjustment.
The following table summarizes the Company’s profits interest units distribution thresholds as of June 30, 2022, which serve as a cashless exercise price, and held by certain individuals who received a cash distribution during certain quarters in lieu of a distribution threshold reduction:

Distribution Threshold (per unit)(1)	Service-Based Units Outstanding	Hybrid Units Outstanding
$5.42 – $6.92	4,142,102	—
$6.93 – $8.42	4,142,102	—
$8.43 – $9.42	3,469,922	—
$9.43 – $10.67	1,289,524	—
Total	13,043,650	—
_____________
(1)    The exercise price of units outstanding as of June 30, 2022 reflect the non-cash adjustments to the unit thresholds as a result of the cash dividends paid by the Company. As of June 30, 2022, certain employees received a total cash distribution payment of $0.04 per unit in lieu of a distribution threshold reduction. As such, the distribution thresholds noted above have been reduced by $0.08 per unit to reflect the adjustment.
The following tables summarize the Company’s profits interest award activity during the nine months ended June 30, 2022:

	Service-Based Units			Hybrid Units
	Units	Weighted Average Exercise Price	Weighted Average Fair Value	Units	Weighted Average Exercise Price	Weighted Average Fair Value
Nonvested units, September 30, 2021	11,713,015	$8.21	$8.97	1,777,770	$9.50	$7.88
Vested units	(3,802,263)	$8.04	$8.82	(592,590)	$9.50	$7.48
Nonvested units, June 30, 2022(1)(2)	7,910,752	$8.15	$9.04	1,185,180	$9.50	$8.09

	Service-Based Units			Hybrid Units
	Units	Weighted Average Exercise Price	Weighted Average Fair Value	Units	Weighted Average Exercise Price	Weighted Average Fair Value
Vested units, September 30, 2021	4,347,883	$7.76	$9.15	—	$—	$—
Vested units	3,802,263	$8.04	$8.82	592,590	$9.50	$7.48
Adjustment to vested hybrid units(3)	—	$—	$—	(100,741)	$9.50	$7.48
Vested units, June 30, 2022(1)(2)(4)(5)	8,150,146	$7.85	$9.00	491,849	$9.50	$7.48
_____________
(1)The aggregate intrinsic value of all nonvested and vested service-based units outstanding was $14.1 million.
(2)The aggregate intrinsic value of all nonvested and vested hybrid units outstanding was $3.6 million.
(3)The hybrid awards vest based on achievement of a performance target. For the awards that vested during the second quarter of fiscal year 2022, 83% of the awards met the performance target resulting in a 17% reduction in the number of vested units.
(4)The aggregate intrinsic value of all vested service-based units was $5.9 million.
(5)The aggregate intrinsic value of all vested hybrid units was $1.2 million.
As of June 30, 2022, there was $16.6 million and $4.0 million of total unrecognized compensation cost related to nonvested profits interest units for service-based vesting units and hybrid units, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.6 years for service-based units and 0.6 years for hybrid units.
Options
During the nine months ended June 30, 2022, the Company granted options to certain employees of the Company. Options are awarded with an exercise price equal to the market price on the date of the grant and become exercisable in one to three years after grant. Options expire ten years after the date of grant. The Company granted 1,038,866 options during the nine months ended June 30, 2022. The weighted average exercise price of the options granted was $18.05 per option and the weighted average fair value was $7.06 per option. During the nine months ended June 30, 2022, zero options vested and 58,651 options were forfeited. As of June 30, 2022, the outstanding options had an intrinsic value of zero.
The fair value and corresponding stock-based compensation expense for options was determined using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of the options as of June 30, 2022, were as follows:

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
As of June 30, 2022, there was $3.5 million of total unrecognized compensation cost related to nonvested options. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.8 years.
RSUs
During the nine months ended June 30, 2022 the Company granted RSUs to certain employees of the Company. The RSUs vest over a period ranging from three months to three years. The RSUs accrue dividend equivalents associated with the underlying shares of Class A common stock as the Company declares dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. RSUs that were converted from equity awards outstanding prior to the Company’s IPO do not accrue dividends until they are fully vested. The fair value of the RSU awards was calculated utilizing the closing day stock price on the date of grant. No RSUs were granted or outstanding during the nine months ended June 30, 2021. Upon vesting of the award, the Company will issue shares of Class A common stock to the award holder. At the time of issuance, the Company will typically withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested to award holder.
The following tables summarize the Company’s RSUs and activity during the nine months ended June 30, 2022:

	Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested, September 30, 2021	2,086,541	$17.56
Granted	2,625,545	$17.04
Vested	(478,224)	$12.52
Forfeited	(375,514)	$17.82
Nonvested, June 30, 2022	3,858,348	$17.40

	Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Vested, September 30, 2021	776,544	$17.59
Units vested	478,224	$12.52
Units settled(1)	(432,435)	$11.97
Vested, June 30, 2022	822,333	$16.44
_____________
(1)For RSUs granted after the Company's IPO, the settlement of awards occurs on the vesting date. For RSUs that were converted from Pre-IPO Management Incentive Compensation Plan awards, the post vesting settlement of awards can occur up to ten years after the vesting date.
As of June 30, 2022, there was $31.4 million of total unrecognized compensation cost related to RSUs. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.7 years.
Employee Stock Purchase Plan
In August 2021, the Company's Board of Directors (the “Board”) approved the Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase, through payroll deductions, a limited number of shares of Class A common stock during pre-specified offering periods at a discount established by the Company's Compensation Committee. The purchase price will be equal to the lesser of (i) 85% of the fair market value of a share on the first trading day of the offering period and (ii) 85% of the fair market value of a share on the applicable purchase date. For the ESPP, a total of 9,077,843 shares of Class A common stock were reserved for issuance and no shares have been issued during the nine months ended June 30, 2022. Withholding periods began on January 1, 2022.
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
Summary of Stock-Based Compensation Expense
The table below summarizes stock-based compensation expense recognized by award type:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Profits interest awards:
Service-based profits interest awards	$5,840	$53,795	$22,769	$83,830
Hybrid profits interest awards	1,111	—	4,609	—
Total profits interest awards	6,951	53,795	27,378	83,830
Options	938	—	2,662	—
Pre-IPO Management Incentive Compensation Plan awards	—	3,408	—	5,422
RSUs	9,380	—	33,678	—
ESPP	71	—	178	—
Total stock-based compensation expense(1)	$17,340	$57,203	$63,896	$89,252
_____________
(1)In addition to the stock-based compensation expense recognized for the awards listed above, zero and $4.5 million of expense was recognized in relation to partial recourse notes during the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $4.9 million of expense was recognized in relation to partial recourse notes for the nine months ended June 30, 2022 and 2021, respectively. See Note 15 for further information.
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
The CODM reviews adjusted income (loss) from operations as the key segment measure of performance. Adjusted income (loss) from operations is defined as income (loss) from operations adjusted for unallocated net expenses, stock/unit-based compensation, impairment costs and gain on disposal of assets held for sale. Adjusted income (loss) from operations excludes interest expense, net, loss from early extinguishment of debt, income taxes, gain from investments in unconsolidated affiliates, gain from Tax Receivable Agreement remeasurement and other expense.
The information below summarizes key financial performance measures by reportable segment:

	Three Months Ended June 30, 2022
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$273,571	$232,805	$21,560	$—	$527,936
Adjusted income (loss) from operations(1)	$11,753	$41,248	$(3,483)	$(53,537)	$(4,019)
Depreciation and amortization	$2,397	$284	$1,434	$11,303	$15,418
Capital expenditures	$407	$179	$799	$16,703	$18,088

	Three Months Ended June 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$339,441	$306,668	$22,758	$—	$668,867
Adjusted income (loss) from operations(1)	$61,206	$108,380	$1,989	$(69,996)	$101,579
Depreciation and amortization	$2,331	$417	$1,527	$7,804	$12,079
Capital expenditures	$26	$8,836	$503	$13,784	$23,149

	Nine Months Ended June 30, 2022
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$735,712	$563,675	$118,984	$—	$1,418,371
Adjusted income (loss) from operations(1)	$62,904	$129,686	$19,880	$(195,440)	$17,030
Depreciation and amortization	$7,002	$880	$4,250	$32,569	$44,701
Capital expenditures	$634	$1,309	$2,308	$76,111	$80,362

	Nine Months Ended June 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$891,649	$617,995	$122,532	$—	$1,632,176
Adjusted income (loss) from operations(1)	$178,246	$206,516	$28,963	$(163,976)	$249,749
Depreciation and amortization	$4,474	$1,287	$2,254	$24,392	$32,407
Capital expenditures	$183	$11,956	$1,162	$27,202	$40,503
_____________
(1)Adjusted income (loss) from operations for each reportable segment includes cost of goods sold transfer price allocations and distribution allocations from Corporate/Other. Corporate/Other includes unallocated corporate and certain supply chain expenses and inter-segment eliminations.

Reconciliations
The information below provides a reconciliation of adjusted income (loss) from operations to (loss) income before taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Segment adjusted income (loss) from operations
Americas	$11,753	$61,206	$62,904	$178,246
EMEA	41,248	108,380	129,686	206,516
APAC	(3,483)	1,989	19,880	28,963
Segment adjusted income from operations for reportable segments	49,518	171,575	212,470	413,725
Unallocated net expenses(1)	(73,947)	(69,996)	(245,247)	(163,976)
Adjustments to income (loss) before taxes
Stock/unit-based compensation expense	(17,340)	(61,714)	(65,041)	(94,193)
Gain on disposal of assets held for sale	—	—	—	5,185
Interest expense, net	(19,267)	(18,031)	(51,813)	(49,780)
Gain on Tax Receivable Agreement liability remeasurement	9,226	—	9,226	—
Loss from early extinguishment of debt	—	—	—	(5,448)
Other expense	(68)	—	(502)	—
(Loss) income before taxes	$(51,878)	$21,834	$(140,907)	$105,513
_____________
(1)Unallocated net expenses includes Corporate/Other as defined in the table above and other adjustments, which include business and operational transformation costs, financing and IPO costs and COVID-19 costs.
The information below provides a reconciliation of segment assets to total consolidated assets:

	June 30, 2022
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$171,383	$179,619	$45,667	$—	$396,669
All other(2)					1,325,067
Total assets					$1,721,736

	September 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$164,905	$104,219	$63,497	$—	$332,621
All other(2)					1,218,371
Total assets					$1,550,992
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

13. Noncontrolling Interests
The noncontrolling interests balance represents the economic interests in Weber HoldCo LLC held by the Pre-IPO LLC Members. The following table summarizes the ownership of LLC Units in Weber HoldCo LLC as of June 30, 2022:

	LLC Units	Ownership Percentage
LLC Units held by Weber Inc.	52,899,303	18%
Units held by Pre-IPO LLC Members	234,559,825	82%
Balance at end of period	287,459,128	100%
The noncontrolling interest holders have the right to exchange an LLC unit along with a share of Class B common stock ("Paired Interests") for Class A common stock. As such, future exchanges of Paired Interests by noncontrolling interest holders will result in a change in ownership and decrease or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital when Weber HoldCo LLC has positive or negative net assets, respectively. During the nine months ended June 30, 2022, pre-IPO LLC members exchanged 85,394 Paired Interests for Class A common stock.
14. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Weber Inc. by the weighted average number of Class A common stock outstanding during the period. The weighted average number of Class A common stock outstanding during the period includes both the weighted average of Class A common stock outstanding as well as the weighted average of vested RSUs outstanding during the period. Shares of Class B common stock do not share in earnings and are not participating securities. Accordingly, separate presentation of earnings (loss) per share of Class B common stock under the two-class method has not been presented. Diluted earnings (loss) per share is calculated by giving effect to the potentially dilutive weighted average impact of profits interest awards, options, RSUs and HoldCo LLC Units that are convertible into shares of our Class A common stock when paired with an equal number of shares of Class B common stock.
Prior to the IPO, the Weber-Stephen Products LLC structure included only LLC common units issued and outstanding to pre-IPO LLC members. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the prior year periods.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of Class A common stock is as follows:

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
	(in thousands, except shares and per share data)
Numerator - basic:
Net loss	$(51,999)	$(177,865)
Less: Net loss attributable to noncontrolling interests	(44,505)	(132,698)
Net loss attributable to Weber Inc. - basic	$(7,494)	$(45,167)
Numerator - diluted:
Net loss attributable to Weber Inc. - basic	$(7,494)	$(45,167)
Net loss effect of dilutive securities:
Add: Net income (loss) attributable to dilutive impact of Paired Interests(1)	(110,997)	—
Net loss attributable to Weber Inc. - diluted	$(118,491)	$(45,167)
Denominator - basic:
Weighted average of Class A common stock outstanding - basic	53,875,489	53,499,650
Denominator - diluted:
Weighted average of Class A common stock outstanding - basic	53,875,489	53,499,650
Weighted average effect of dilutive securities:
Add: Class A common stock assumed exchange for Paired Interests(2)	236,295,421	—
Weighted average Class A common stock outstanding - diluted	290,170,910	53,499,650

Earnings (loss) per share of Class A common stock - basic	$(0.14)	$(0.84)
Earnings (loss) per share of Class A common stock - diluted	$(0.41)	$(0.84)
_____________
(1)This adjustment assumes after-tax elimination of noncontrolling interests due to the assumed exchange of all Paired Interests for shares of Class A common stock in Weber Inc. as of the beginning of the period following the if-converted method for calculating diluted net income per share.
(2)The diluted weighted average shares outstanding of Class A common stock includes the effects of the if-converted method to reflect the assumed exchange of all Paired Interests on a one-for-one basis for shares of Class A common stock in Weber Inc.
The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Paired Interests	—	240,381,268
Profits interest awards	7,118,496	7,638,920
Options	513,684	622,821
RSUs	521,621	1,100,301
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
The Company recognized zero and $1.1 million in stock-based compensation expense during the three and nine months ended June 30, 2022, respectively, related to the repayment of partial recourse notes, as the early repayment was considered a modification to the loan term of the partial recourse notes. The Company recognized $4.5 million and $4.9 million in unit-based compensation expense during the three and nine months ended June 30, 2021, respectively, related to the issuance of partial recourse notes. The total amount due from members on the notes receivable, including interest, was zero and $11.3 million as of June 30, 2022 and September 30, 2021, respectively.
16. Subsequent Events
On July 24, 2022, the Board appointed Alan Matula, Weber’s then Chief Technology Officer, as the Interim Chief Executive Officer of the Company, to succeed Chris Scherzinger, who has departed from such role and from the Board. In addition, on August 12, 2022, the Board approved a restructuring plan, which included the termination of other senior executives, a workforce reduction of our non-manufacturing and distribution headcount by at least 10%, the termination of certain lease and other contractual obligations, and the disposal of certain other assets. We expect to substantially complete the restructuring plan by the first quarter of fiscal year 2023.
As a result of the above actions, the Company expects to incur total pre-tax charges of between approximately $30 million to $40 million, which are expected to be recorded in the fourth quarter of fiscal year 2022. Of these total charges, approximately $23 million to $30 million relates to severance and other termination-related benefits, approximately $4 million to $5 million relates to lease and other contractual terminations, and approximately $3 million to $5 million relates to the disposal of certain other assets.

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
Economic Conditions
Demand for our products is significantly affected by a number of economic factors impacting our customers and consumers, such as the availability of credit, consumer confidence and spending, demographic trends, employment levels and other macroeconomic factors (e.g., lockdowns, government mandates, etc.) that may influence the extent to which consumers invest in household products such as grills, and associated accessories, consumables and services. In recent months, there has been a slowdown in retail traffic, both in-store and online, which the Company believes is due to rising inflation, supply chain constraints, higher fuel prices and geopolitical uncertainty. These market factors are expected to continue and therefore continue to have a material adverse impact on our results of operation.
The Company is monitoring developments in Russia and Ukraine as well as financial and economic sanctions imposed by the U.S. and other countries. In March 2022, the Company suspended operations in Russia, including cessations of imports into Russia, sales to retailers in Russia and e-commerce activity in Russia. While the conflict has negatively impacted our results of operations for the three and nine months ended June 30, 2022, the Company's net sales and total assets in Russia represented less than 1% of our total consolidated net sales and total assets.
Seasonality/Weather
Although we generally have demand for our products throughout the year, our sales have historically experienced some seasonality. We have typically experienced our highest level of sales of our products in the second and third fiscal quarters as retailers across North America and Europe change over their floor sets, build inventory and fulfill consumer demand for outdoor cooking products. Sales are typically lower during our first and fourth fiscal quarters, with the exception of our Australia/ New Zealand business, which is counter-seasonal to the balance of our business. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital and other growth initiatives. We typically borrow under our short-term revolving facility in the first and second fiscal quarters to fund working capital for building up inventory in anticipation of the higher demand we experience in the second and third fiscal quarters. While these investments drive performance during the primary selling season in our second and third fiscal quarters, they generally have a negative impact on cash flow and net income during our first and fourth fiscal quarters. Unfavorable weather during our higher sales season can also have a material adverse impact on our results, and can cause shifts in sales across fiscal quarters.
Impact of COVID-19
Since the onset of the COVID-19 pandemic, we have focused on protecting our employees’ health and safety, meeting our customers’ needs as they navigate an uncertain financial and operating environment, working closely with our suppliers to protect our ongoing business operations and rapidly adjusting our short-, medium- and long-term operational plans to proactively and effectively respond to the current and potential future public health crises. While the COVID-19 pandemic continues to present concerns for our business and operations, our employees and their families, our customers and our suppliers, we believe that we have adapted to the wide-ranging changes that the global economy is currently undergoing. For further discussion of the risks raised by the COVID-19 pandemic, see the section titled "Risk Factors" in our Annual Report on Form 10-K.
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
Impact of Inflation
Changing costs of inbound freight, materials, components, equipment, labor and other inputs used to manufacture and sell our products and logistics costs, in particular, have impacted and may in the future impact operating costs and, accordingly, may affect the prices of our products. We are involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and manufacturing efficiencies where possible. However, we may not be able to fully mitigate or pass through the increases in our operating costs, and rising prices could also affect demand for our products. Additionally, rising inflation has negatively impacted retail traffic and may continue to do so in the future.
Impact of Foreign Exchange Rates
We conduct business in various locations throughout the world and are subject to market risk due to changes in value of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our foreign operating locations are generally the local currency in the country, however, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. Additionally, because our consolidated financial results are reported in U.S. dollars, the translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings in our financial statements, which also affects the comparability of our results of operations and cash flows between financial periods.
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
Adjusted (Loss) Income from Operations and Adjusted Net (Loss) Income
Adjusted (loss) income from operations and adjusted net (loss) income is (loss) income from operations and net (loss) income adjusted for stock/unit-based compensation expense, business transformation costs, operational transformation costs, impairment costs, financing and IPO costs, COVID-19 costs and gain on disposal of assets held for sale, and, in the case of adjusted net (loss) income, loss from early extinguishment of debt, net of the tax impact of such adjustments. Adjusted income from operations is also adjusted for foreign currency (loss) gain. Adjusted (loss) income from operations excludes interest expense, net, income taxes, gain on Tax Receivable Agreement liability remeasurement, loss from early extinguishment of debt, other expense and gain from investments in unconsolidated affiliates.
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
Adjusted EBITDA is defined as net (loss) income before interest expense, net, income taxes and depreciation and amortization, adjusted for stock/unit-based compensation expense, business transformation costs, operational transformation costs, financing and IPO costs, COVID-19 costs, gain on Tax Receivable Agreement liability remeasurement, loss from early extinguishment of debt, gain on disposal of assets held for sale and other expense. Adjusted EBITDA is not calculated in the same manner by all companies, and accordingly, is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance in isolation from, or as a substitute for, net (loss) income, cash flows from operations or cash flow data, all of which are prepared in accordance with U.S. GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.
The following table reconciles (loss) income from operations to adjusted (loss) income from operations; net (loss) income to adjusted net (loss) income; net (loss) income to EBITDA; and EBITDA to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
(Loss) income from operations	$(25,003)	$36,107	$(76,835)	$156,969
Adjustments:
Foreign currency (loss) gain(1)	(16,766)	3,758	(20,983)	3,772
Stock/unit-based compensation expense(2)	17,340	61,714	65,041	94,193
Business transformation costs(3)	11,559	6,572	26,241	9,496
Operational transformation costs(4)	8,851	5,027	22,689	10,853
Financing and IPO costs(5)	—	8,954	877	12,660
COVID-19 costs(6)	—	68	—	548
Gain on disposal of assets held for sale	—	—	—	(5,185)
Adjusted (loss) income from operations	$(4,019)	$122,200	$17,030	$283,306
Net (loss) income	$(51,999)	$17,825	$(177,865)	$91,620
Adjustments:
Stock/unit-based compensation expense(2)	17,340	61,714	65,041	94,193
Business transformation costs(3)	11,559	6,572	26,241	9,496
Operational transformation costs(4)	8,851	5,027	22,689	10,853
Financing and IPO costs(5)	—	8,954	877	12,660
COVID-19 costs(6)	—	68	—	548
Gain on Tax Receivable Agreement liability remeasurement	(9,226)	—	(9,226)	—
Loss from early extinguishment of debt	—	—	—	5,448
Gain on disposal of assets held for sale	—	—	—	(5,185)
Other expense	68	—	502	—
Tax impact of adjusting items(7)	4,245	(15,118)	(27,835)	(23,523)
Adjusted net (loss) income	$(19,162)	$85,042	$(99,576)	$196,110
Net (loss) income	$(51,999)	$17,825	$(177,865)	$91,620
Adjustments:
Interest expense, net	19,267	18,031	51,813	49,780
Income tax expense	121	4,009	36,958	19,398
Depreciation and amortization	15,418	12,079	44,701	32,407
EBITDA	$(17,193)	$51,944	$(44,393)	$193,205
Stock/unit-based compensation expense(2)	17,340	61,714	65,041	94,193
Business transformation costs(3)	11,559	6,572	26,241	9,496
Operational transformation costs(4)	8,851	5,027	22,689	10,853
Financing and IPO costs(5)	—	8,954	877	12,660
COVID-19 costs(6)	—	68	—	548
Gain on Tax Receivable Agreement liability remeasurement	(9,226)	—	(9,226)	—
Loss from early extinguishment of debt	—	—	—	5,448
Gain on disposal of assets held for sale	—	—	—	(5,185)
Other expense	68	—	502	—
Adjusted EBITDA	$11,399	$134,279	$61,731	$321,218

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
(6)During the nine months ended June 30, 2021, the Company incurred costs related to the global COVID-19 pandemic. These costs primarily resulted from the impact of enhanced employee safety and social distancing protocols.
(7)“Tax impact of adjusting items” represents the Company's effective tax rate for the nine months ended June 30, 2022 applied to the adjusting items presented.
Results of Operations
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
The following table sets forth our summarized condensed consolidated statements of operations data in dollars, as percentage change between the respective periods and as a percentage of net sales (the table may not foot due to rounding):

	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)	% of Net Sales
	2022	2021			2022	2021
	(dollars in thousands)
Net sales	$527,936	$668,867	$(140,931)	(21%)	100%	100%
Cost of goods sold(1)(2)	374,291	369,776	4,515	1%	71%	55%
Gross profit	153,645	299,091	(145,446)	(49%)	29%	45%
Operating expenses:
Selling, general and administrative(1)(2)	173,494	257,758	(84,264)	(33%)	33%	39%
Amortization of intangible assets	5,154	5,226	(72)	(1%)	1%	1%
(Loss) income from operations	(25,003)	36,107	(61,110)	(64%)	(5%)	5%
Foreign currency loss (gain)	16,766	(3,758)	20,524	(546%)	3%	(1%)
Interest expense, net	19,267	18,031	1,236	7%	4%	3%
Gain on Tax Receivable Agreement liability remeasurement	(9,226)	—	(9,226)	100%	(2%)	—%
Other expense	68	—	68	100%	—%	—%
(Loss) income before taxes	(51,878)	21,834	(73,712)	(338%)	(10%)	3%
Income tax expense	121	4,009	(3,888)	(97%)	—%	1%
Net (loss) income	$(51,999)	$17,825	$(69,824)	(392%)	(10%)	3%
Adjusted (loss) income from operations(3)	$(4,019)	$122,200	$(126,219)	(103%)	(1%)	18%
Adjusted net (loss) income(3)	$(19,162)	$85,042	$(104,204)	(123%)	(4%)	13%
EBITDA(3)	$(17,193)	$51,944	$(69,137)	(133%)	(3%)	8%
Adjusted EBITDA(3)	$11,399	$134,279	$(122,880)	(92%)	2%	20%

______________
(1)Amounts include stock/unit-based compensation expense as follows:

	Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$1,038	$504
Selling, general and administrative	16,302	61,210
Total stock/unit-based compensation expense	$17,340	$61,714
(2)Amount includes depreciation expense as follows:

	Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$5,411	$3,354
Selling, general and administrative	4,853	3,499
Total depreciation expense	$10,264	$6,853
(3)See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”
Net Sales. Net sales for the three months ended June 30, 2022 decreased by $140.9 million, or 21%, to $527.9 million from $668.9 million during the three months ended June 30, 2021. The decrease was attributable to lower grill revenues as consumer sales, both in-store and online, slowed due to the macroeconomic factors described in the section titled “Economic Conditions”, in comparison to the high demand realized during the same period last year. In turn, re-stock orders from our customers declined during the current quarter period, which along with the second fiscal quarter, typically reflects our highest level of sales. The decrease in sales volume was partially offset by certain pricing actions. Fluctuation in foreign exchange rates also unfavorably impacted net sales by $32.9 million, particularly the Euro as compared to the U.S. dollar. Net sales for the three months ended June 30, 2022 decreased in the Americas by 19%, EMEA by 24% and in APAC by 5% as compared to the three months ended June 30, 2021.
Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2022 increased by $4.5 million, or 1%, to $374.3 million from $369.8 million during the three months ended June 30, 2021. The increase was primarily due to higher inbound freight costs of $17.1 million and higher commodity costs of $66.3 million, mostly offset by lower sales volumes.
Gross Profit and Gross Margin. Gross profit for the three months ended June 30, 2022 decreased by $145.4 million, or 49%, to $153.6 million from $299.1 million during the three months ended June 30, 2021. Gross margin decreased by 1,561 basis points to 29% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in gross profit and gross margin was primarily due to higher inbound freight costs and higher commodity costs, partially offset by pricing actions in all regions.
Selling, General and Administrative. Selling, general and administrative costs for the three months ended June 30, 2022 decreased by $84.3 million, or 33%, to $173.5 million from $257.8 million during the three months ended June 30, 2021. Selling, general and administrative costs as a percent of net sales decreased by 567 basis points to 33% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in selling, general and administrative costs was primarily driven by reductions in advertising and corporate marketing expense of $28.0 million, lower incentive compensation expense of $8.6 million and lower stock/unit-based compensation expense of $44.9 million, which is primarily due to fewer unvested profits interest awards in the current year period.
Amortization of Intangible Assets. Amortization of intangible assets for the three months ended June 30, 2022 was essentially flat as compared to the prior year period.
Foreign Currency Loss (Gain). The impact of foreign exchange resulted in a loss of $16.8 million for the three months ended June 30, 2022 relative to a gain of $3.8 million for the three months ended June 30, 2021 due to the foreign exchange rate impacts on transactions with Weber affiliates conducted in foreign currencies other than the US dollar. The loss in the current year period primarily relates to Euro-denominated transactions.
Interest Expense, Net. Interest expense, net increased by $1.2 million, or 7%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the commencement of the Incremental Term Loan in March 2022.

Gain on Tax Receivable Agreement Liability Remeasurement. The Gain on Tax Receivable Agreement liability remeasurement of $9.2 million for the three months ended June 30, 2022 resulted from remeasuring the Tax Receivable Agreement liability to zero at June 30, 2022.
Other Expense. Other expense of $0.1 million for the three months ended June 30, 2022 represents the Company's loss on sale of receivables under the Receivables Purchase Agreement.
Income Taxes. Income taxes decreased by $3.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Subsequent to its IPO, the Company is structured as a C Corporation. The current year period reflects income tax expense of $0.1 million as a result of the estimated annual effective tax rate, including the impact of discrete items, applicable to the net loss recognized for the quarter. In the prior year period, the Company, through its subsidiary, Weber-Stephen Products LLC, was structured as a partnership and therefore, was subject to certain LLC entity-level taxes and foreign taxes but generally not subject to U.S. federal income taxes.
Net (Loss) Income. Net (loss) income decreased by $69.8 million to a net loss of $52.0 million for the three months ended June 30, 2022 from net income of $17.8 million for the three months ended June 30, 2021. This decrease was primarily due to lower gross profit of $145.4 million, which was driven by lower net sales of $140.9 million and higher costs of goods sold of $4.5 million. Additionally, foreign currency loss was unfavorable by $20.5 million as compared to the three months ended June 30, 2021. These impacts were partially offset by a decrease in selling, general and administrative costs of $84.3 million, a Gain on Tax Receivable Agreement liability remeasurement of $9.2 million and lower income taxes of $3.9 million as compared to the prior year period.
Segment Information
Net sales by reportable segment is summarized as follows:

	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$273,571	$339,441	$(65,870)	(19%)
EMEA	232,805	306,668	(73,863)	(24%)
APAC	21,560	22,758	(1,198)	(5%)
Total net sales	$527,936	$668,867	$(140,931)	(21%)
Adjusted income (loss) from operations by reportable segment is summarized as follows:

	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$11,753	$61,206	$(49,453)	(81%)
EMEA	41,248	108,380	(67,132)	(62%)
APAC	(3,483)	1,989	(5,472)	(275%)
Total adjusted income from operations	$49,518	$171,575	$(122,057)	(71%)

The following table reconciles segment adjusted income from operations to (loss) income from operations for the periods presented:

	Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Segment adjusted income from operations
Americas	$11,753	$61,206
EMEA	41,248	108,380
APAC	(3,483)	1,989
Segment adjusted income from operations for reportable segments	49,518	171,575
Corporate and supply chain costs(1)	(53,537)	(49,375)
Foreign currency loss (gain)(2)	16,766	(3,758)
Stock/unit-based compensation expense(2)	(17,340)	(61,714)
Business transformation costs(2)	(11,559)	(6,572)
Operational transformation costs(2)	(8,851)	(5,027)
Financing and IPO costs(2)	—	(8,954)
COVID-19 costs(2)	—	(68)
(Loss) income from operations	$(25,003)	$36,107
______________
(1)“Corporate and supply chain costs” consists primarily of corporate general and administrative costs as well as certain unallocated supply chain costs.
(2)See “Non-GAAP Measures—adjusted (loss) income from operations” for descriptions of reconciling items from (loss) income from operations to adjusted (loss) income from operations.
Americas
The following table summarizes certain financial information relating to the Americas segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$273,571	$339,441	$(65,870)	(19%)
Segment adjusted income from operations	$11,753	$61,206	$(49,453)	(81%)
Total Segment Net Sales. Total segment net sales for the three months ended June 30, 2022 decreased by $65.9 million, or 19%, to $273.6 million from $339.4 million during the three months ended June 30, 2021. The decrease was attributable to lower revenues in the U.S. and Canada as consumer traffic, both in-store and online, slowed due to the macroeconomic factors described in the section titled “Economic Conditions”, in comparison to the high demand realized during the same period last year as well as increased promotional activities. These decreases were partially offset by pricing actions. Unfavorable foreign exchange rates reduced net sales by $1.5 million, primarily driven by the Canadian dollar as compared to the U.S. dollar.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the three months ended June 30, 2022 decreased by $49.5 million, or 81%, to $11.8 million from $61.2 million during the three months ended June 30, 2021. The decrease was attributable to lower sales volumes, higher inbound freight costs and increased product material costs and was partially offset by pricing actions, lower advertising spend and reduced incentive compensation expense

EMEA
The following table summarizes certain financial information relating to the EMEA segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$232,805	$306,668	$(73,863)	(24%)
Segment adjusted income from operations	$41,248	$108,380	$(67,132)	(62%)
Total Segment Net Sales. Total segment net sales for the three months ended June 30, 2022 decreased by $73.9 million, or 24%, to $232.8 million from $306.7 million during the three months ended June 30, 2021. The decrease was attributable to slowed consumer purchases across most of the region as well as unfavorable impacts of foreign exchange rates, which reduced net sales by $29.8 million. Excluding the $29.8 million unfavorable impact of foreign exchange rates, EMEA net sales for the three months ended June 30, 2022 decreased by 14%, as compared to the three months ended June 30, 2021.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the three months ended June 30, 2022 decreased by $67.1 million, or 62%, to $41.2 million from $108.4 million during the three months ended June 30, 2021. This decrease was primarily attributable to lower sales, higher inbound freight and increased product material costs, partially offset by pricing actions, lower advertising costs and reduced incentive compensation expense.
APAC
The following table summarizes certain financial information relating to the APAC segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$21,560	$22,758	$(1,198)	(5%)
Segment adjusted (loss) income from operations	$(3,483)	$1,989	$(5,472)	(275%)
Total Segment Net Sales. Total segment net sales for the three months ended June 30, 2022 decreased by $1.2 million, or 5%, to $21.6 million from $22.8 million during the three months ended June 30, 2021. The decrease was primarily attributable to unfavorable foreign exchange rates, specifically the Australian dollar as compared to the U.S. dollar, which reduced net sales by $1.6 million. Excluding the $1.6 million unfavorable impact of foreign exchange rates, APAC net sales for the three months ended June 30, 2022 increased by 2% as compared to the three months ended June 30, 2021. This increase was driven by higher sales in most APAC markets, with the exception of Australia where the effects of severe flooding during February and March continued to adversely affect product availability at key retailers.
Segment Adjusted (Loss) Income from Operations. Segment adjusted (loss) income from operations for the three months ended June 30, 2022 decreased by $5.5 million, or 275%, to a loss of $3.5 million from income of $2.0 million during the three months ended June 30, 2021. This decrease is primarily attributable to lower sales in Australia, elevated customer freight and distribution rates and higher inbound freight and product material costs.

Nine Months Ended June 30, 2022 Compared to the Nine Months Ended June 30, 2021
The following table sets forth our summarized condensed consolidated statements of operations data in dollars, as percentage change between the respective periods and as a percentage of net sales (the table may not foot due to rounding):

	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)	% of Net Sales
	2022	2021			2022	2021
	(dollars in thousands)
Net sales	$1,418,371	$1,632,176	$(213,805)	(13%)	100%	100%
Cost of goods sold(1)(2)	992,196	912,558	79,638	9%	70%	56%
Gross profit	426,175	719,618	(293,443)	(41%)	30%	44%
Operating expenses:
Selling, general and administrative(1)(2)	487,515	555,744	(68,229)	(12%)	34%	34%
Amortization of intangible assets	15,495	12,090	3,405	28%	1%	1%
Gain on disposal of assets held for sale(3)	—	(5,185)	5,185	(100%)	—%	—%
(Loss) income from operations	(76,835)	156,969	(233,804)	(64%)	(5%)	10%
Foreign currency loss (gain)	20,983	(3,772)	24,755	(656%)	1%	—%
Interest expense, net	51,813	49,780	2,033	4%	4%	3%
Loss from early extinguishment of debt(3)	—	5,448	(5,448)	(100%)	—%	—%
Gain on Tax Receivable Agreement liability remeasurement	(9,226)	—	(9,226)	100%	(1%)	—%
Other expense	502	—	502	100%	—%	—%
(Loss) income before taxes	(140,907)	105,513	(246,420)	(234%)	(10%)	6%
Income tax expense	36,958	19,398	17,560	91%	3%	1%
Gain from investments in unconsolidated affiliates	—	(5,505)	5,505	(100%)	—%	—%
Net (loss) income	$(177,865)	$91,620	$(269,485)	(294%)	(13%)	6%
Adjusted income from operations(4)	$17,030	$283,306	$(266,276)	(94%)	1%	17%
Adjusted net (loss) income(4)	$(99,576)	$196,110	$(295,686)	(151%)	(7%)	12%
EBITDA(4)	$(44,393)	$193,205	$(237,598)	(123%)	(3%)	12%
Adjusted EBITDA(4)	$61,731	$321,218	$(259,487)	(81%)	4%	20%
______________
(1)Amounts include stock/unit-based compensation expense as follows:

	Nine Months Ended June 30,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$3,263	$783
Selling, general and administrative	61,778	93,410
Total stock/unit-based compensation expense	$65,041	$94,193
(2)Amount includes depreciation expense as follows:

	Nine Months Ended June 30,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$15,629	$9,810
Selling, general and administrative	13,577	10,507
Total depreciation expense	$29,206	$20,317
(3)See the section titled “Key Factors Affecting Our Results of Operations—Items Impacting Comparability.”

(4)See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”
Net Sales. Net sales for the nine months ended June 30, 2022 decreased by $213.8 million, or 13%, to $1,418.4 million from $1,632.2 million during the nine months ended June 30, 2021. The decrease was attributable to lower grill revenues as consumer traffic, both in-store and online, slowed due to the macroeconomic factors described in the section titled “Economic Conditions”, in comparison to the high demand realized during the same period last year. Net sales were also adversely impacted during the first half of fiscal year 2022 by certain product availability resulting from global supply chain disruptions. These decreases in sales volume were partially offset by certain pricing actions. Fluctuation in foreign exchange rates also decreased net sales by $54.8 million, particularly the Euro as compared to the U.S. dollar. Net sales for the nine months ended June 30, 2022 decreased in the Americas by 17%, EMEA by 9% and in APAC by 3%, as compared to the nine months ended June 30, 2021.
Cost of Goods Sold. Cost of goods sold for the nine months ended June 30, 2022 increased by $79.6 million, or 9%, to $992.2 million from $912.6 million during the nine months ended June 30, 2021. The increase was primarily due to higher inbound freight costs of $83.1 million and higher commodity costs of $151.0 million, which were partially offset by lower sales volumes.
Gross Profit and Gross Margin. Gross profit for the nine months ended June 30, 2022 decreased by $293.4 million, or 41%, to $426.2 million from $719.6 million during the nine months ended June 30, 2021. Gross margin decreased by 1,404 basis points to 30% during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. The decrease in gross profit and gross margin was primarily due to higher inbound freight costs, higher commodity costs and lower sales volumes.
Selling, General and Administrative. Selling, general and administrative costs for the nine months ended June 30, 2022 decreased by $68.2 million, or 12%, to $487.5 million from $555.7 million during the nine months ended June 30, 2021. The decrease in selling, general and administrative costs was primarily driven by reductions in advertising and corporate marketing expense of $29.9 million, lower incentive compensation expense of $26.8 million and lower stock/unit-based compensation expense of $31.6 million, which is primarily due to fewer unvested profits interest awards in the current year period. These impacts were partially offset by higher research and development costs to support future innovation of $15.6 million and increased distribution costs of $9.5 million.
Amortization of Intangible Assets. Amortization of intangible assets for the nine months ended June 30, 2022 increased by $3.4 million, or 28%, to $15.5 million from $12.1 million for the nine months ended June 30, 2021. The increase in amortization of intangible assets was primarily driven by the amortization of intangible assets related to the June and RMC acquisitions.
Foreign Currency Loss (Gain). The impact of foreign exchange resulted in a loss of $21.0 million for the nine months ended June 30, 2022 relative to a gain of $3.8 million for the nine months ended June 30, 2021 due to the foreign exchange rate impacts on transactions with Weber affiliates conducted in foreign currencies other than the U.S. dollar. The loss in the current year period primarily relates to Euro-denominated transactions.
Interest Expense, Net. Interest expense, net increased by $2.0 million, or 4%, for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021, primarily due to higher volume of borrowings under the Revolving Loan during the current year period as well as the commencement of the Incremental Term Loan in March 2022.
Gain on Tax Receivable Agreement Liability Remeasurement. The Gain on Tax Receivable Agreement liability remeasurement of $9.2 million for the nine months ended June 30, 2022 resulted from remeasuring the Tax Receivable Agreement liability to zero at June 30, 2022.
Other Expense. Other expense of $0.5 million for the nine months ended June 30, 2022 represents the Company's loss on sale of receivables under the Receivables Purchase Agreement.
Income Taxes. Income taxes increased by $17.6 million for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. Subsequent to its IPO, the Company is structured as a C Corporation. The current year period reflects income tax expense of $37.0 million as a result of the estimated annual effective tax rate, including the impact of discrete items, applicable to the net loss recognized for the nine months ended June 30, 2022. In the prior year period, the Company, through its subsidiary, Weber-Stephen Products LLC, was structured as a partnership and therefore, was subject to certain LLC entity-level taxes and foreign taxes but generally not subject to U.S. federal income taxes.
Gain from Investments in Unconsolidated Affiliates. No gain or loss from investments in unconsolidated affiliates was recorded for the nine months ended June 30, 2022 as the Company completed its acquisition of June in January 2021. The nine months ended June 30, 2021 reflect a gain from investments in unconsolidated affiliates of $5.5 million, which resulted from a $6.9 million gain from the remeasurement of the existing equity interest in June to fair value at the time of acquisition, offset by a $1.4 million loss recorded for Weber’s share of June’s losses in the first quarter of Fiscal Year 2021.
Net (Loss) Income. Net (loss) income decreased by $269.5 million to a net loss of $177.9 million for the nine months ended June 30, 2022 from net income of $91.6 million for the nine months ended June 30, 2021. This was primarily due to $293.4 million of lower gross profit, driven by lower net sales of $213.8 million and higher costs of goods sold of $79.6 million, and higher income tax expense of $17.6 million as compared to the prior year period. Additionally, foreign currency loss was unfavorable by $24.8 million as compared to the nine months ended June 30, 2021. These impacts were partially offset by lower lower selling, general and administrative costs of $68.2 million and a Gain on Tax Receivable Agreement liability remeasurement of $9.2 million.
Segment Information
Net sales by reportable segment is summarized as follows:

	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$735,712	$891,649	$(155,937)	(17%)
EMEA	563,675	617,995	(54,320)	(9%)
APAC	118,984	122,532	(3,548)	(3%)
Total net sales	$1,418,371	$1,632,176	$(213,805)	(13%)
Adjusted income from operations by reportable segment is summarized as follows:

	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$62,904	$178,246	$(115,342)	(65%)
EMEA	129,686	206,516	(76,830)	(37%)
APAC	19,880	28,963	(9,083)	(31%)
Total adjusted income from operations	$212,470	$413,725	$(201,255)	(49%)

The following table reconciles segment adjusted income from operations to (loss) income from operations for the periods presented:

	Nine Months Ended June 30,
	2022	2021
	(dollars in thousands)
Segment adjusted income from operations
Americas	$62,904	$178,246
EMEA	129,686	206,516
APAC	19,880	28,963
Segment adjusted income from operations for reportable segments	212,470	413,725
Corporate and supply chain costs(1)	(195,440)	(130,419)
Foreign currency loss (gain)(2)	20,983	(3,772)
Stock/unit-based compensation expense(2)	(65,041)	(94,193)
Business transformation costs(2)	(26,241)	(9,496)
Operational transformation costs(2)	(22,689)	(10,853)
Financing and IPO costs(2)	(877)	(12,660)
COVID-19 costs(2)	—	(548)
Gain on disposal of assets held for sale(2)	—	5,185
(Loss) income from operations	$(76,835)	$156,969
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
Americas
The following table summarizes certain financial information relating to the Americas segment results that have been derived from our condensed consolidated financial statements:

	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$735,712	$891,649	$(155,937)	(17%)
Segment adjusted income from operations	$62,904	$178,246	$(115,342)	(65%)
Total Segment Net Sales. Total segment net sales for the nine months ended June 30, 2022 decreased by $155.9 million, or 17%, to $735.7 million from $891.6 million during the nine months ended June 30, 2021. The decrease was attributable to lower grill revenues in the U.S. and Canada as consumer traffic, both in-store and online, slowed due to the macroeconomic factors described in the section titled “Economic Conditions”, in comparison to the high demand realized during the same period last year. Additionally, certain product availability was adversely impacted by extended inventory transit times resulting from global supply chain disruptions and the startup of new production lines. These decreases were partially offset by pricing actions. Unfavorable foreign exchange rates reduced net sales by $1.5 million, primarily driven by the Canadian dollar as compared to the U.S. dollar.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the nine months ended June 30, 2022 decreased by $115.3 million, or 65%, to $62.9 million from $178.2 million during the nine months ended June 30, 2021. The decrease was attributed to lower sales volumes in the U.S., higher inbound freight costs and increased product material costs, which was partially offset by pricing actions, lower advertising costs and reduced incentive compensation expense.

EMEA
The following table summarizes certain financial information relating to the EMEA segment results that have been derived from our condensed consolidated financial statements:

	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$563,675	$617,995	$(54,320)	(9%)
Segment adjusted income from operations	$129,686	$206,516	$(76,830)	(37%)
Total Segment Net Sales. Total segment net sales for the nine months ended June 30, 2022 decreased by $54.3 million, or 9%, to $563.7 million from $618.0 million during the nine months ended June 30, 2021. The decrease was primarily attributable to unfavorable foreign exchange rates, which reduced net sales by $49.1 million, primarily driven by the Euro as compared to the U.S. dollar, as well as slowed consumer purchases. Excluding the $49.1 million unfavorable impact of foreign exchange rates, EMEA net sales for the nine months ended June 30, 2022 decreased by 1%, as compared to the nine months ended June 30, 2021.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the nine months ended June 30, 2022 decreased by $76.8 million, or 37%, to $129.7 million from $206.5 million during the nine months ended June 30, 2021. This decrease was primarily attributable to higher inbound freight and product material costs, which was partially offset by pricing actions, lower advertising costs and reduced incentive compensation expense.
APAC
The following table summarizes certain financial information relating to the APAC segment results that have been derived from our condensed consolidated financial statements:

	Nine Months Ended June 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$118,984	$122,532	$(3,548)	(3%)
Segment adjusted income from operations	$19,880	$28,963	$(9,083)	(31%)
Total Segment Net Sales. Total segment net sales for the nine months ended June 30, 2022 decreased by $3.5 million, or 3%, to $119.0 million from $122.5 million during the nine months ended June 30, 2021. The decrease was primarily attributable to unfavorable foreign exchange rates, specifically the Australian dollar as compared to the U.S. dollar, which reduced net sales by $4.2 million. Excluding the $4.2 million unfavorable impact of foreign exchange rates, APAC net sales for the nine months ended June 30, 2022 increased 1% as compared to the nine months ended June 30, 2021. This increase was driven by higher sales in most APAC markets, with the exception of Australia where the effects of severe flooding during February and March continued to adversely affect product availability at key retailers.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the nine months ended June 30, 2022 decreased by $9.1 million, or 31%, to $19.9 million from $29.0 million during the nine months ended June 30, 2021. This decrease is primarily attributable to lower sales in Australia and higher inbound freight and product material costs. This was partially offset by lower selling, general and administrative costs resulting from the acquisition of RMC in Fiscal Year 2021.
Liquidity and Capital Resources
Overview
Our primary working capital requirements are to fund our daily operational activities like purchasing raw materials and component parts to manufacture products, and making payments to suppliers for goods and services. Our working capital requirements fluctuate during the year, driven primarily by the seasonality of market demand and the timing of inventory manufacturing and purchases, as well as the timing of cash receipts for products sold to customers. Our capital expenditures are primarily related to growth initiatives and operational spending, including investments related to new product development, manufacturing and operational activities and investments in technology systems. In addition, in the future we may allocate capital to strategic acquisitions.

Generally, we fund working capital requirements, capital expenditures, payments related to acquisitions and debt service requirements with a combination of both cash on hand and the borrowing capacity under the Secured Credit Facility, as discussed below. The Company considers all investments with initial maturities of three months or less to be cash and cash equivalents, which consist primarily of demand deposits with major financial institutions in the United States and in countries where the Company’s subsidiaries operate. As of June 30, 2022, our cash and cash equivalents totaled $40.8 million, and we had $249.4 million of borrowings available under the revolving credit facility.
During the second quarter of fiscal year 2022, the Company entered into an agreement to sell certain trade accounts receivable to a third party financial institution (“Receivables Purchase Agreement”). The Receivables Purchase Agreement results in the transfer of the trade accounts receivable and associated risks to the third party and provides the third party with the full benefits and burdens of ownership in exchange for cash proceeds to the Company. The trade accounts receivable transferred are accounted for as sales of receivables as they have satisfied the required criteria under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, and are de-recognized from the Company’s condensed consolidated balance sheets. The maximum receivables that may be sold under the Receivables Purchase Agreement at any time is $235.0 million. As of June 30, 2022, the third party under the Receivables Purchase Agreement informed the Company that, as permitted by the terms of the agreement, it will not be purchasing trade accounts receivable for an unspecified period of time. There can be no assurance that the third party will begin purchasing trade accounts receivable in the near term, or at all.
We believe we have sufficient cash and cash equivalents, including net cash provided by operating activities and availability under our Secured Credit Facility, to fund our operations, capital expenditures and debt service through fiscal year 2022. Given the current operating environment, we are assessing options to strengthen our balance sheet. These may include additional debt or equity financing, factoring facilities and other potential financing options. There can be no assurance that equity or debt financing will be available to us if we need it or, if available, the terms will be satisfactory to us. We are also pursuing a number of financial transformation initiatives, which include suspension of our dividend; reduction of capital expenditures, cost of goods sold and selling, general and administrative expenses; prudent management of global inventory and working capital positions; and a workforce reduction of our non-manufacturing and distribution headcount by at least 10%, while reducing overall selling, general and administrative personnel costs by at least 15%.
Secured Credit Facility
The Company has a credit facility arrangement with a term loan of $1,250.0 million (“Term Loan”) and a revolving credit facility with a maximum commitment of $300.0 million (the “Secured Credit Facility”). The term loan matures on October 30, 2027 and the revolving facility matures by October 30, 2025. Borrowings under the credit facilities bear interest at a rate equal to, at our option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.00% per annum for all revolving loans and a 0.75% floor for the term loans), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin.
On March 2, 2022, the Company exercised its right under the Secured Credit Facility to borrow $250.0 million of incremental term loans (the “Incremental Term Loan”). The Incremental Term Loan matures on October 30, 2027. Principal payments on the Incremental Term Loan commenced on June 30, 2022, and are payable quarterly at scheduled amounts, with the balance due at maturity. At the Company’s option, the Incremental Term Loan interest rate is based on either (a) Term secured overnight financing rate (“SOFR”) for the applicable interest period (subject to a floor of 0.75%) plus an applicable margin or (b) base rate equal to the highest of (i) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR for an interest period of one month plus 1.00% (subject to a floor of 0.75% per annum), in each case, plus an applicable margin. As of June 30, 2022, the interest rate on the Incremental Term Loan was SOFR plus 4.25%. Interest is payable on the last business day of the month for the relevant interest period selected.
As of June 30, 2022, we were in compliance with the covenants of the Secured Credit Facility. However, our business is seasonal in nature with the highest level of sales of its products occurring in the second and third fiscal quarters; accordingly, we typically borrow under our short-term revolving credit facility in the first and second fiscal quarters to fund working capital for building up inventory in anticipation of the higher demand in the second and third fiscal quarters. Given the current macroeconomic environment and the challenges posed by inflation, foreign exchange fluctuations, supply chain disruptions and higher freight and fuel costs, we expect continued pressure on our results of operations, working capital requirements and ability to comply with the covenants in the Secured Credit Facility. We are monitoring this matter, taking certain financial transformation and cost savings actions, which include suspension of its dividend; reduction of capital expenditures, cost of goods sold and selling, general and administrative expenses; prudent management of global inventory and working capital positions; and a workforce reduction of our non-manufacturing and distribution headcount by at least 10% while reducing overall selling, general and administrative personnel costs by at least 15%. Additionally, the Company is working with its lenders to ensure continued compliance with the Secured Credit Facility. There can be no assurance that these efforts will be successful.
Summary of Cash Flows
A summary of our cash flows (used in) provided by operating, investing and financing activities is presented in the following table:

	Nine Months Ended June 30,
	2022	2021
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(242,834)	$74,460
Net cash used in investing activities	(80,344)	(154,989)
Net cash provided by financing activities	240,260	102,577
Effect of exchange rate changes on cash and cash equivalents	16,247	629
Net (decrease) increase in cash and cash equivalents	$(66,671)	$22,677
Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $242.8 million for the nine months ended June 30, 2022 as compared to cash provided by operating activities of $74.5 million for the nine months ended June 30, 2021, an increase of $317.3 million or 426%. The increase in net cash used in operating activities is primarily due to lower operating results.
Cash Used in Investing Activities
Net cash used in investing activities was $80.3 million for the nine months ended June 30, 2022 as compared to $155.0 million for the nine months ended June 30, 2021, a decrease of $74.6 million or 48%. The current year period reflects the absence of cash payments of $102.2 million for the acquisition of June and $26.3 million for the acquisition of the RMC business, as well as cash proceeds of $14.0 million from the disposal of a manufacturing site. Capital expenditures increased $39.9 million as compared to the prior year period, primarily related to the Company’s implementation of a Global SAP/S4 HANA ERP platform, building improvements for the global headquarters office in the U.S. and capital for the Europe Manufacturing Facility in Poland.
Cash Provided by Financing Activities
Net cash provided by financing activities was $240.3 million for the nine months ended June 30, 2022 as compared to $102.6 million for the nine months ended June 30, 2021. During the nine months ended June 30, 2022, the Company received $250.0 million in proceeds from the Incremental Term Loan. In addition, there were net proceeds from the revolving credit facility of $48.0 million and proceeds of $11.3 million for issuance of capital. The Company paid $34.5 million of member distributions, $9.7 million of issuance costs associated with the Incremental Term Loan, $10.0 million of principal repayments on its term loans, $6.4 million of dividends, $4.4 million for interest rate swap settlements and $2.1 million for certain IPO-related costs, all of which offset the cash proceeds.
During the nine months ended June 30, 2021, the Company refinanced its debt, resulting in proceeds of $1,250.0 million, of which $616.6 million was used to the payoff the previous credit facility. The Company paid $26.7 million of costs associated with the debt refinancing and subsequently paid down $6.3 million on the term loan. Additionally, the Company paid member distributions of $315.6 million, repurchased certain members’ interests for $188.9 million, paid interest rate swap settlements of $3.9 million and paid certain IPO-related costs of $2.3 million. These transactions were partially offset by proceeds of $13.1 million for issuance of capital.
Dividends/Distributions
On May 11, 2022, (i) the Weber Inc. Board of Directors declared a quarterly dividend of $0.04 per share of Class A common stock, which was paid on June 17, 2022 to stockholders of record on June 7, 2022 and (ii) Weber HoldCo LLC declared a distribution of $0.04 per LLC Unit, which was paid on June 17, 2022 to LLC Unit holders on that date.
On July 25, 2022, the Company announced that the Weber Inc. Board of Directors has suspended the quarterly cash dividend.
Other Information
As of June 30, 2022, $30.8 million of our $40.8 million in cash and cash equivalents was held in jurisdictions outside of the U.S. Cash held outside the U.S. may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe that our existing cash balance in the U.S. is sufficient to fund our working capital needs in the U.S.
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
There have been no significant changes to our accounting policies during the nine months ended June 30, 2022. See our Annual Report on Form 10-K for the year ended September 30, 2021 for a summary of these policies.
Recent Accounting Pronouncements
There have been no new accounting standards material to Weber Inc. that have been adopted during the nine months ended June 30, 2022.
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
As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2022.
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
In addition, on July 29, 2022, a purported class action complaint was filed in the U.S. District Court for the Northern District of Illinois naming as defendants, among others, the Company, our former Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer, most of our board of directors and the banks that acted as underwriters in our initial public offering. The complaint asserts claims under U.S. federal securities laws, on behalf of a putative class of purchasers of shares of Class A common stock in the Company’s initial public offering in August 2021 (the “IPO”), alleging that the IPO Registration Statement and prospectus made false or misleading statements regarding the purported likelihood of price increases and declining demand and failed to disclose that, as a result of the foregoing, there would be an adverse impact on the Company’s financial results. The action seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief.
Item 1A. Risk Factors
Material updates to our risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021 and our Quarterly Report on Form 10-Q for the six months ended March 31, 2022 are disclosed below.
Risks Related to Our Financial Condition
We rely on our free cash flow generation and credit facilities to provide us with sufficient working capital to operate our business and finance our growth strategies.
Historically, we have relied upon our free cash flow generation and existing credit facilities to provide us with adequate working capital to operate our business. Moreover, our growth rate depends, to a large degree, on the availability of adequate capital to fund the expansion of our products offerings and market penetration, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. To the extent we become more dependent upon our credit facilities to fund our operations, if our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs or growth strategies and/or we may need to secure additional capital or financing to fund our working capital requirements, to repay outstanding debt under our credit facilities or to finance our growth strategies. Given the current macroeconomic environment, we expect continued pressure on our ability to comply with the covenants in our Secured Credit Facility (as defined herein), which could limit our borrowing capacity and result in a default. We are monitoring this matter and working with lenders under the Secured Credit Facility on options to prevent a default in the event we are not able to continue to meet the current covenants in the Secured Credit Facility. We can make no assurance that we will be successful in ensuring our availability of amounts under our credit facilities when they are needed or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash flow requirements. In the event we do not have available cash balances on hand for funding future operations, and if we are not able to maintain our borrowing availability under our credit facilities at that time and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.
The implementation of our workforce reduction and restructuring plan could result in greater costs and fewer benefits than we anticipate, which could materially harm our business, financial condition and operating results.
As described in this Quarterly Report on Form 10-Q, we are in the process of initiating a restructuring plan to manage cash flows, expand gross margins and reduce selling, general and administrative expenses. The restructuring plan is comprised of a workforce reduction of the Company’s non-manufacturing and distribution headcount of at least 10%, lease exit and other contract terminations and the disposal of certain assets. In conjunction with these actions, we expect to incur pre-tax expenses totaling approximately $30 million to $40 million, which the Company expects to record during the fourth quarter of fiscal year 2022.
The process to undertake these restructuring initiatives could take more time and be more costly than anticipated. These restructuring initiatives could place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities. These initiatives could also lead to unanticipated work stoppages, low employee morale, decreased productivity, and a failure to deliver under existing commitments to third parties, which could harm our business. As a result of these or any other factors, we could fail to realize the anticipated benefits associated with the workforce reduction and restructuring initiatives, which could in turn materially harm our business, financial condition and operating results.

Other than the new risk factors above, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021 and our Quarterly Report on Form 10-Q for the six months ended March 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three and nine months ended June 30, 2022.
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
Item 5. Other Events
On August 12, 2022, as part of our cost-saving plan to preserve liquidity, expand gross margins and reduce selling, general and administrative costs, the Board approved a restructuring plan, which included a workforce reduction of our non-manufacturing and distribution headcount by at least 10%, including the termination of certain senior executives, the termination of certain lease and other contractual obligations and the disposal of certain other assets. We expect to substantially complete the restructuring plan by the first quarter of fiscal year 2023.
As a result of these actions, the Company expects to incur total pre-tax charges of between approximately $30 million and $40 million, which are expected to be recorded in the fourth quarter of fiscal 2022. Of these total charges, approximately $23 million to $30 million relates to severance and other termination-related benefits, approximately $4 million to $5 million relates to lease and other contractual terminations, and approximately $3 million to $5 million relates to the disposal of certain other assets. Of these total costs, approximately $27 million to $35 million are expected to be paid in cash.
Also on August 12, 2022, the Board approved the departures of Mary A. Sagripanti, Chief Marketing Officer of the Company, and Troy J. Shay, Chief Executive Officer of 1952 Ventures LLC and Chief Growth Officer of the Company, from their respective roles.
As disclosed on a Form 8-K filed on July 25, 2022, the Board appointed Alan D. Matula as the Company’s Interim Chief Executive Officer, effective July 24, 2022. In connection with this appointment, on August 12, 2022 the Compensation Committee of the Board approved an increase in Mr. Matula’s annual base salary to $925,000, with a target annual incentive under the Company’s Annual Incentive Plan of 100% of his annual base salary, with such increases effective from July 24, 2022.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Weber Inc.’s Quarterly Report on Form 10-Q for the nine months ended June 30, 2022, filed with the Securities and Exchange Commission on August 15, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit), and (vi) the Notes to Condensed Consolidated Financial Statements.

104**	The cover page from Weber Inc.’s Quarterly Report on Form 10-Q for the nine months ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weber Inc.

By:	/s/ Alan D. Matula
Alan D. Matula

Interim Chief Executive Officer (As Principal Executive Officer)

By:	/s/ William J. Horton
William J. Horton

Chief Financial Officer (As Principal Financial Officer)
Date: August 15, 2022