Form 10-K
period 2022-09-30
Weber Inc.
filed 2022-12-14
CIK 1857951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Aggregate market value of registrant's voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Class A Common Stock on the New York Stock Exchange on March 31, 2022 was approximately $294 million.
Shares of Class A Common Stock outstanding as of November 30, 2022 – 53,738,392 shares
Shares of Class B Common Stock outstanding as of November 30, 2022 – 234,476,377 shares
Portions of the Weber Inc. 2023 definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2022, are incorporated by reference in Part III of this Form 10-K.

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
We operate in the global outdoor cooking market, which is comprised of outdoor products that include gas grills, charcoal grills, wood pellet grills, electric grills, smokers, grilling accessories and solid fuel products (including charcoal briquettes, lump charcoal, pellets, wood chips and wood chunks). Our mission at Weber is to lead the outdoor cooking industry by innovating breakthrough new products and services that enhance our global consumers’ grilling experiences. Our purpose is to ignite inspiration and discovery through everything we do, at every touchpoint with our consumers. Grilling is about making delicious food, bringing people together and creating memories. Weber is an experience, a passion, a way of life and a journey to discover what grilling can be.
Agreement and Plan of Merger
On October 24, 2022, the Company received a nonbinding acquisition proposal letter from BDT Capital Partners LLC, on behalf of its affiliates BDT Capital Partners Fund I, L.P., BDT Capital Partners Fund 3, L.P., and their respective affiliated funds (collectively, “BDT”) to acquire all outstanding shares of Class A common stock (each, a “Class A Share,” collectively, the “Class A Shares”) of the Company that it does not already own for $6.25 per Class A Share in cash in a “going-private” transaction (the “Proposed Transaction”). Prior to its receipt of the letter, the Company’s Board of Directors (the “Board”) had formed a special committee of independent directors (the “Special Committee”) to evaluate and consider any potential or actual transaction proposal from BDT and any other alternative proposals or other strategic alternatives that may be available to the Company, and the Special Committee retained independent financial and legal advisors to assist it. The Special Committee consists of two members of the Board, each of whom are independent, and disinterested.
The Special Committee evaluated and negotiated the terms and conditions (including the price) of the Proposed Transaction, including those set forth in that certain Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Ribeye Parent, LLC, a Delaware limited liability company (“Parent”), and Ribeye Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, among other things, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger. Parent and Merger Sub are affiliates of BDT.
On December 10, 2022, the Special Committee (i) determined that the Merger Agreement, and the transactions contemplated thereby (the “Transactions”), including the Merger, on the terms and subject to the conditions set forth therein, were advisable, fair to and in the best interests of the Company and the Company’s stockholders (excluding certain affiliates of BDT, including Byron D. Trott, BDT Capital Partners I-A Holdings, LLC, BDT WSP Holdings, LLC and BDT Family Holdings, LLC (collectively the “Specified Holders”) and their respective affiliates) and (ii) recommended that the Board (a) approve the Merger Agreement and the Transactions, including the Merger, and (b) recommend adoption and approval of the Merger Agreement and the Transactions, including the Merger, to the Company’s stockholders.
On December 11, 2022, the Board, acting in reliance upon the recommendation of the Special Committee, (i) determined that the Merger Agreement and the Transactions, including the Merger, on the terms and subject to the conditions set forth therein, were advisable, fair to and in the best interests of the Company and its stockholders (excluding the Specified Holders and their respective affiliates), (ii) approved the Merger Agreement, the execution and delivery by the Company of the Merger Agreement, the performance by the Company of its obligations contained therein and the consummation of the Transactions, including the Merger, on the terms and subject to the conditions contained in the Merger Agreement and (iii) resolved to recommend adoption and approval of the Merger Agreement and the Transactions, including the Merger, to the Company’s stockholders.
On December 11, 2022, the Company, Parent and Merger Sub entered into the Merger Agreement.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), on the terms and subject to the conditions set forth in the Merger Agreement, each Class A Share that is issued and outstanding immediately prior to the Effective Time (other than (i) Shares held by BDT Capital Partners I-A Holdings, LLC and BDT WSP Holdings, LLC, (ii) any Class A Shares or outstanding shares of Class B common stock (each, a “Class B Share,” collectively the “Class B Shares”) canceled pursuant to the Merger Agreement and (iii) any dissenting Class A Shares) will be converted into the right to receive an amount in cash equal to $8.05 per Class A Share, without interest (the “Merger Consideration”). All of the Class A Shares held by BDT Capital Partners I-A Holdings, LLC and BDT WSP Holdings, LLC and all of the issued and outstanding Class B Shares will be converted into an equal number of Class A Shares and Class B Shares, respectively, of the surviving company and remain outstanding. Holders of Class B Shares and paired non-voting common interest units of Weber HoldCo LLC (“LLC Units”) will have the right pursuant to the Amended and Restated Limited Liability Company Agreement of Weber HoldCo LLC (the “HoldCo LLC Agreement”), as amended by the First Amendment to the HoldCo LLC Agreement, to participate in the Merger by delivering a notice of participation on or prior to the date that is 11 days after the Company first files its preliminary Information Statement on Schedule 14C (the “Information Statement”) with the Securities and Exchange Commission (“SEC”) in connection with the Merger.
Pursuant to the Merger Agreement, at the Effective Time, each outstanding option to purchase Class A Shares, award of restricted stock units with respect to Class A Shares (“Company RSU Award”) and limited liability interest designated as a “Profit Unit” in Weber HoldCo LLC, in each case, whether vested or unvested, will remain outstanding and continue to be subject to the same terms and conditions as immediately prior to the Effective Time, as set forth in the applicable Company equity plan and award agreement, except that any Company RSU Award held by any director of the Company who is not an employee of the Company, Parent or any of their respective affiliates (a “Director RSU Award”) will instead accelerate in full and be canceled, with the holder thereof being entitled to receive, in respect of such cancellation, without interest, an amount in cash equal to (i) the number of Shares subject to such Director RSU Award immediately prior to the Effective Time multiplied by (ii) the Merger Consideration.
The Merger is expected to close in the first half of 2023, subject to customary closing conditions, including receipt of regulatory approvals. Upon completion of the Merger, Class A Shares will no longer trade on the NYSE, and Weber will become a private company.
Our Products
We manufacture premium outdoor cooking products, accessories, consumables and services designed to provide a customized outdoor cooking experience. Our current product portfolio includes grills (gas, charcoal, electric, pellet and smokers) and accessories, consumables and services.
Grills
Gas grills. We are the market leader in Gas grills. Our gas grill product sub-category is comprised of our Genesis series, Spirit series, Q series, Summit® series, and recently launched Weber Traveler series. Our gas grills feature our stainless steel Flavorizer bars and porcelain-enameled coating and Weber Connect is available in our Genesis and Spirit grills.
Charcoal grills. We have continued to expand our Charcoal product line, from the Original Kettle series to include the Master Touch, Performer, Summit Kamado, Ranch and the Smokey Joe and Go-Anywhere portable series. Our Charcoal grills come in a variety of sizes and colors and offer features such as high capacity ash catchers, glass-reinforced nylon handles, porcelain-enameled bowls and lids and aluminized steel One-Touch cleaning system.
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
Pellet grills. Our Pellet sub-category consists of our SmokeFire Series. SmokeFire has a wide temperature range that allows consumers to sear and smoke. SmokeFire features our Weber Connect smart grilling technology, our stainless steel Flavorizer bars and porcelain-enameled coating.
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
Wholesale. We develop and maintain relationships with our global and international retailers and independent and specialty dealers by offering them an attractive combination of category validation, marketing and merchandising support, and rapid inventory turns. Our wholesale network is supported by our direct sales organization covering all channels of distribution. We have established relationships with leading global and international retailers who expand our reach and offer our consumers a broader range of our products. We also sell our products to approximately 2,400 independent retailers (barbecue and grilling stores, hardware stores, outdoor and recreation stores, and farm and ranch supply stores, etc.).
DTC. We sell our products directly to consumers through Weber.com and our 193 Weber branded retail stores and Grill Academy sites. We relaunched our website in 2021 and implemented a new digital customer service experience. Consumers can now browse and purchase the entire Weber portfolio with curated search functionality on Weber.com, buy products exclusive to our site, and receive direct financing through a third-party provider. We partner with local operators who fund and operate Weber branded retail locations and Grill Academy sites under strict Weber guidelines.
E-commerce. We have a strong presence in the e-commerce channel and a dedicated digital commerce team to drive penetration and growth within the online platforms of our global, multi-national and European retailers, as well as digitally native retailers such as Amazon and Wayfair.
During fiscal year 2022, two customers in the Americas segment accounted for 13% and 10% of net sales and for 13% and 11% of accounts receivable. During fiscal year 2021, two customers in the Americas segment accounted for 14% and 10% of net sales and for 20% and 13% of accounts receivable. During fiscal year 2020, two customers in the Americas segment accounted for 16% and 11% of net sales and for 19% and 8% of accounts receivable.
Marketing and Consumer Engagement
We execute a wide range of marketing tactics. We develop and selectively use advertising to showcase our brand and new product launches during the key grilling seasons around the world. Our advertising appears in online display and connected and online TV, such as YouTube. We work with high-profile food, lifestyle and barbecue influencers worldwide as extensions of our brand and we use social media to further cultivate our Weber community and amplify the passion for our brand and products. We collect consumer data from a wide range of sources, including our connected devices, Weber apps, purchases on Weber.com, owner warranty registrations and Grill Academy classes, to tailor our marketing, offers and programs.
We collaborate with our retail partners to deliver an engaging and compelling Weber brand experience through custom fixtures, signage and product displays. We also partner with many of our customers, globally, to create an omni-channel experience linking category leading digital content with in-store displays.
Our “Grill Masters”—a global team of Weber culinary experts with a deep expertise in grilling techniques and Weber products—participate in numerous annual events, doing in-person experiential events and virtual cooking demonstrations while also showcasing our products. In addition, we have a mobile grilling academy that does pop-up events at Do-It-Yourself and independent retailers across North America.
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
Manufacturing and Distribution
We are the only major grill company that maintains a significant United States (“U.S.”) -based manufacturing footprint. We have a long standing history with a diversified set of suppliers, mainly within the U.S. and Asia, who send component parts to Huntley, Illinois for finished grill manufacturing. In addition to our U.S. manufacturing, we maintain long-standing relationships with three major grill manufacturers in China who provide us with flexibility and redundancy across our major project lines. All of our partners are required to operate according to our strict quality standards and in accordance with our supplier code of conduct. We enforce stringent product quality standards over our own manufacturing and that of our manufacturing partners.
In October 2021, we opened our first European-based manufacturing and distribution hub in Zabrze, Poland. This location manufactures and distributes key product lines for the EMEA market. The strategic location of this facility has increased our manufacturing capacity, improved demand responsiveness in EMEA, reduced manufacturing and transportation costs and further diversified our global manufacturing footprint. This location was expanded during fiscal year 2022 for additional warehouse and distribution space.
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
Raw Materials
The primary raw materials used in our manufacturing facilities and those of our suppliers include aluminum, carbon steel, stainless steel, polypropylene and nylon. Many of these materials are available globally from multiple suppliers. In some cases, we will specify certain suppliers for key raw materials or components in order to maintain our quality standards.
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
Intellectual Property
We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property laws in the U.S. and similar laws in other jurisdictions, as well as confidentiality procedures, cybersecurity practices and contractual provisions and restrictions, to establish, maintain and protect the intellectual property and proprietary rights and our products and technology. As of September 30, 2022, we held approximately 195 issued U.S. patents, 759 issued foreign patents and 294 pending patent applications worldwide relating to our products, as well as approximately 91 registered U.S. trademarks, 486 registered foreign trademarks and 58 pending trademark applications worldwide covering our brands and products. In addition to the intellectual property rights that we own, we license certain technologies and intellectual property rights from third parties, some of which are incorporated into our products.
We have implemented an online marketplace monitoring and seller/listing termination program to disrupt any counterfeit or infringing offerings. We collaborate with Amazon and other online marketplaces to operate such termination programs.
Seasonality
Although we generally have demand for our products throughout the year, our sales have historically experienced some seasonality. We have typically experienced our highest level of sales of our products in the second and third fiscal quarters as retailers across North America and Europe changeover their floor sets, build inventory and fulfill consumer demand for outdoor cooking products. Sales are typically lower during our first and fourth fiscal quarters, with the exception of our Australia/New Zealand business which is counter seasonal to the balance of our business. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital, and other growth initiatives. While these investments drive performance during the primary selling season in our second and third fiscal quarters, they generally have a negative impact on cash flow and net (loss) income during our first and fourth fiscal quarters. Unfavorable weather during our higher sales season can also have a material adverse impact on our results, and can cause shifts in sales across fiscal quarters.
Human Capital Resources
As of September 30, 2022, we had approximately 2,564 full-time employees, including 1,457 in global operations and supply chain and 497 in sales and marketing, with the remaining headcount supporting various business functions around the world. Of all of our full-time employees, 1,470 are located in the U.S. and 1,094 are located internationally. Approximately 22% of our employees are covered by collective labor agreements, all three of which were renewed in 2021. We have not experienced any significant union-related work stoppages over the last ten years.
Employee Development. As part of our human capital resource objectives, we seek to attract, retain, develop and reward our employees through a variety of mechanisms. We build upon Weber’s objectives by seeking to attract, retain, develop and reward behaviors to ensure our long-term sustainability as a company. We continue to advance our efforts to develop a performance culture by strengthening performance management processes through management training and the development and implementation of consistent documentation and methodologies designed to ensure a robust process for all employees. We encourage performance discussions for all employees each year and establish clearly defined goals and incentive programs to drive employee performance in alignment with our overall business objectives. In addition, we have implemented a coordinated approach in managing our overall compensation structure and regularly conduct full evaluations of our compensation and incentive programs to ensure we are competitive in these areas. We monitor our performance by measuring numerous elements relating to our human capital management efforts.
Diversity, Equity and Inclusion ("DE&I"). Weber is focused on recruiting and retaining diverse employees, creating awareness of diversity issues, fostering a supportive, positive environment where inclusive behaviors are the norm, and embedding accountability for diversity throughout the organization. Our goal is to reflect the diversity of our consumers throughout our Company. We have taken action to make progress on our DE&I journey, and we are firmly committed to continuing to advance our DE&I priorities. Our focus on equity, diversity and inclusion enables us to build a culture where employees are inspired to share their passion, talents and ideas. Our five Employee Resource Groups, which include Weber Pride, Women of Weber, Weber African Ancestry Network, Weber Young Professionals and Weber Hispanic & Latino Heritage Network, also play a critical role in attracting diverse talent, providing mentoring and career development opportunities and connecting people to the Company and the communities where we do business.
Employee Engagement. We communicate frequently and transparently with our employees through a variety of engagement vehicles, including a global Employee Engagement Survey. This survey provides tools to leaders and employees to drive improvements globally.
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
Health and Wellness. Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. We strive to ensure the health, safety and general well-being of our colleagues. We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration.
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
Government Regulations
We are subject to many varying laws and regulations in the U.S., the European Union, the United Kingdom, and throughout the world, including those related to privacy, data protection, intellectual property, consumer protection, e-commerce, marketing, advertising, messaging, rights of publicity, health and safety, employment and labor, product liability, accessibility, competition and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could harm our current or future business and operations. In addition, it is possible that certain governments may seek to block or limit our products and services or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products and services for an extended period of time or indefinitely.
We are also subject to laws regulating consumer products in the jurisdictions in which we sell our products. In the U.S. for instance, certain of our products are subject to the U.S. Consumer Product Safety Act, under which the U.S.

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
Available Information
Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), are available, free of charge, on our Investor Relations website at https://investors.weber.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site (www.sec.gov) that contains all of the documents we file with the SEC.
Information about our Executive Officers
Set forth below is certain biographical and other information regarding our executive officers as of the date of this report:

Name	Age	Position
Alan D. Matula	62	Interim Chief Executive Officer
William J. Horton	55	Chief Financial Officer
Michael G. Jacobs	52	Chief Operations Officer
Erik Chalut	48	General Counsel and Secretary
Jennifer Bonuso	44	President of Weber Americas
Steffen Hahn	45	President of Weber EMEA
Alan D. Matula has served as Interim Chief Executive Officer since July 24, 2022. Mr. Matula served as Chief Information Officer of Weber Inc. and previously Weber-Stephen Products LLC since 2015. In March 2022, Mr. Matula was appointed as Chief Technology Officer of Weber Inc., leading the Company’s R&D organization, IoT and digital initiatives, as well as global IT organization. Prior to Weber, Mr. Matula worked for the Royal Dutch Shell plc organization for over 35 years, including as Chief Information Officer from 2006 to 2015. Mr. Matula received a Bachelor of Business degree in Qualitative Business Analysis from Indiana University in 1982, and an Executive MBA at Houston Baptist University.
William J. Horton has served as Chief Financial Officer of the Company and previously Weber-Stephen Products LLC since June 2018. Prior to joining Weber, Mr. Horton served as Division CFO for a number of business units within Jarden Corporation, prior to its merger with Newell Rubbermaid, from 2009 to 2016. After the acquisition, under Newell Brands, Mr. Horton was CFO of the company’s largest division, Rubbermaid Commercial Products, from 2016 to 2018. Mr. Horton achieved the rank of Captain in the U.S. Air Force, serving from 1989 to 1994 at Wright-Patterson Air Force Base in Dayton, Ohio. Mr. Horton has served as a Director of Rather Outdoors since February 2020. Mr. Horton received a BA in Mathematics from Miami University in 1989, and an MBA in Finance from Wright State University in 1994.
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

Erik Chalut has served as General Counsel and Secretary of the Company since October 1, 2022. He previously served as Deputy General Counsel of Weber from August 2021 to September 2022. Prior to joining Weber, Mr. Chalut served as Corporate Counsel at Kellogg Company in Battle Creek, Michigan from 2014 to 2021, focusing on M&A, securities, governance, venture capital and other corporate matters. He previously spent 15 years in private practice, including 10 years at Kirkland & Ellis LLP, where he was named Partner in 2006. Mr. Chalut received his BA in History from Michigan State University in 1996 and his J.D. from the University of Michigan Law School in 1999. Mr. Chalut is admitted to practice in the State of Illinois.
Jennifer Bonuso has served as President, Americas since August 18, 2022. She previously served as Senior Vice President and General Manager, Global Product of Weber and as Weber's Global Head of Product Management. Prior to joining Weber, Ms. Bonuso led the global Consumer Business for the Honeywell/Resideo spin off. She also spent 11 years with Whirlpool working on the Jenn-Air, KitchenAid, Whirlpool and Maytag brands, holding various leadership positions in product sales, marketing, consumer products business unit and the innovation lab. Ms. Bonuso is the co-owner of five patents and began her career with Hormel Foods. Ms. Bonuso received a BA in Marketing from the University of Northern Iowa in 2000 and an MBA from the University of Tennessee at Chattanooga in 2006.
Steffen Hahn, PhD has served as President, EMEA since December 1, 2021. Prior to this, he served as Senior Vice President - EMEA Commercial for the Company and previously Weber-Stephen Products LLC since March 2020. Prior to this, Dr. Hahn served as a management consultant at McKinsey & Company from 2013. Dr. Hahn received an M.Sc. in Production Management from Chalmers University of Technology in 2000, a Dipl.-Ing in Industrial Engineering from Technical University of Berlin in 2003, and a PhD in Consumer Behavior from University of St. Gallen, Switzerland in 2012.
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
Some of the more significant challenges and risks we face include the following:
•our ability to accurately forecast demand for our products and manage product inventory in an effective and efficient manner;
•maintaining and strengthening our brand to generate and maintain ongoing demand for our products;
•our ability to execute our business objectives and growth strategies successfully, including our efforts to expand into new markets, or sustain our growth;
•reliance on our free cash flow generation and credit facilities to provide us with sufficient working capital to operate our business and finance our growth strategies;
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

•a significant portion of our sales are to large, multi-national retail partners and our business could be harmed if these retail partners cease to carry our current products, choose not to carry new products that we develop or cease operations altogether; and
•uncertainty regarding the closing of the merger transaction that we have entered into with BDT and/or announcements related to the closing of the transaction can impact our business, financial condition, results of operations, and the market price of our common stock.
Business, Strategy and Market Risks
Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products and manage product inventory in an effective and efficient manner.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in consumer demand for our products; (b) a failure to accurately forecast consumer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors (for example, because of effects on inventory supply and consumer demand caused by high inflation rates), which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact on consumer demand due to unseasonable weather conditions; (f) weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; (g) the uncertainties and logistical challenges that accompany operations on a global scale; and (h) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, civil unrest, riots or insurrections, public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics), including the severity and transmission rates of new variants, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.
Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our gross margin. In addition, if we underestimate the demand for our products, our contract manufacturers or our manufacturing plants may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products, therefore impacting our ability to recognize revenue, generate lost sales, and cause damage to our reputation and relationships with our consumers, retailers and distributors. Inaccurate forecasts may also adversely impact our ability to prepare forward-looking statements and meet investor expectations.
Challenges in forecasting demand, which we encountered during the COVID-19 pandemic, can also make it difficult to estimate future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products or manage product inventory in an effective and efficient manner could adversely impact our profitability or cause us not to achieve our expected financial results.

Our ability to understand consumers’ preferences and to timely identify, develop, manufacture, market and sell products that meet customer demand could significantly affect our business.
Our success is, in part, dependent on anticipating and appropriately reacting to changes in consumer preferences, including the shifting of consumer purchasing practices towards e-commerce, direct-to-consumer and other channels. Our success is also dependent on successful new product development undertaken in response to such changes, including in the outdoor cooking product space (e.g., our introduction of pellet cookers) and the digital space (e.g., our acquisition of June Life, a producer of smart ovens and developer of related software), as well related product launches and relaunches. Additionally, our success depends on consumers’ preferences regarding dining at home and consuming certain foods, including proteins. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key product categories and geographic regions, and our ability to successfully identify, develop, manufacture, market, and sell new or improved products to address these changing environments. If we are unable to timely identify and respond to changes in consumer preferences, or if our competitors are able to do so before us, our business may be materially adversely affected.
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
Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, failure to protect the intellectual property rights in our brand and detrimental acts by third parties, including those who have obtained licenses to use the “Weber” name and trademarks in various capacities, including certain food products and food service companies, are potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Additionally, the growing use of social media increases the speed with which information and opinions can be shared and the speed with which a company’s reputation can be affected. If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about us, the products we offer, our customer experience, or any aspect of our brand, our business, sales and results of operations could be adversely impacted. Maintaining and enhancing our brand image in our current key markets, including the U.S., Germany, Canada, Australia, the United Kingdom and France, and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, or if we fail to continue to successfully market and sell our products to our existing customers or expand our customer base, our growth strategy and results of operations could be harmed.
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
Historically, we have experienced sales growth through organic market share gains, geographic expansion, technological innovation, new product offerings, increased demand for outdoor living products, including as a result of the COVID-19 pandemic, and acquisitions that have increased our size, scope, and geographic footprint. Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In the future, we may not be able to:
•acquire new customers, retain existing customers or grow or maintain our share of our current key markets, including the U.S., Germany, Canada, Australia, the United Kingdom and France;
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
The COVID-19 pandemic (or other future pandemics or epidemics) and associated responses could adversely impact our business, operations, financial condition, results of operations or cash flows.
Our business, operations, financial condition, results of operations, or cash flows could be negatively impacted by the COVID-19 pandemic (or other future pandemics or epidemics) and associated responses in the future. Continued restrictions and disruption across key elements of our supply chain, including logistics, the acquisition of raw materials and certain electronic components and labor availability, had an impact on our profitability. In fiscal year 2021, our supply chain and operations resumed “normal” operations. However, if the COVID-19 pandemic worsens, we could experience further supply chain disruptions or delays that could have a material impact on our business. Moreover, if additional shut-down orders are issued in the future due to the COVID-19 pandemic, our ability to operate could be adversely impacted, depending on the language of such orders.
The COVID-19 pandemic caused a sustained global economic slowdown of varying durations across different industries, and it is possible that it could still cause a global recession. Deteriorating economic and political conditions caused by the COVID-19 pandemic, such as increased unemployment, decreased capital spending, declines in consumer confidence, or economic slowdowns or recessions, have caused and could continue to cause a decrease in demand for our products. In addition, a prolonged or worsened COVID-19 pandemic could lead to the shutdown or material reduction of grill manufacturing, repair and replacement as well as a reduction in residential construction and remodeling activity, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we experienced higher demand in our grill business spent more time at home as a result of the COVID-19 pandemic, such growth has not been sustainable and may not be repeated in subsequent periods.

The severity, magnitude and duration of the COVID-19 pandemic is hard to predict due to uncertainty surrounding severity and transmission rates of new variants and rate of public acceptance and efficacy of vaccines and other treatments. We may not be able respond to the impacts of the COVID-19 pandemic on a timely basis to prevent near- or long-term adverse impacts to our results of operations. Any negative impact on our business, financial condition, results of operations and cash flows cannot be reasonably estimated at this time, but the COVID-19 pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations and cash flows could be material.
Our net sales and profitability depend on the level of consumer spending for our products, which is sensitive to general economic conditions and other factors that affect global markets; during a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability, and financial condition.
Our products are discretionary items for consumers. Therefore, our business depends on the strength of the retail, commercial and industrial sectors of the economy in various parts of the world, and trends therein, primarily in North America, Europe and Australia/New Zealand, and to a lesser extent the rest of the Asia-Pacific region and Latin America. There are many factors that influence consumer spending, including actual and perceived economic conditions, inflation, consumer confidence, disposable consumer income, consumer credit availability and rising interest rates, unemployment and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items or services if we do not continue to provide authentic, compelling and high-quality products at appropriate price points. Consumer preferences may shift with regard to environmental, health or sustainability concerns, and as those concerns receive greater attention, consumers may shift demand away from gas, charcoal, or pellet fueled grills to other cooking alternatives. Moreover, as Russia’s invasion of Ukraine has resulted in the imposition of potentially prolonged economic sanctions on Russia and other responses from the U.S. and other countries. This has also resulted in significant macroeconomic consequences, risks and uncertainties, including increased fuel and energy prices and depressed financial markets. As global economic conditions continue to be volatile and economic uncertainty persists, trends in consumer discretionary spending may also remain unpredictable and subject to declines. Any of these factors could harm discretionary consumer spending, resulting in a reduction in demand for our premium products, decreased prices, and harm to our business and results of operations. Moreover, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than anticipated. A downturn in the individual economies in markets where we sell our products, particularly in the U.S., Germany, Canada, Australia, the United Kingdom and France, may materially harm our sales, profitability, and financial condition. For example, recently there has been a decline in discretionary spending by consumers, resulting in a reduction in demand for our products, which in turn has materially impacted our sales, profitability and financial condition. These factors and their impact on macroeconomic consumer spending behavior have from time to time impacted, and may continue to impact in the future, the demand for our products, as well as our sales, profitability, and financial condition.
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
We are subject to separate collective bargaining agreements with certain labor unions in the U.S., including with respect to employees in our Huntley, Illinois and Palatine, Illinois facilities, and works councils in Europe, as well as various other commitments regarding our workforce. We periodically negotiate with such unions and works councils representing our employees and may be subject to union campaigns, work stoppages and other potential labor disputes. At routine intervals, we renegotiate these collective bargaining agreements and may be unable to renew these collective bargaining agreements on the same or similar terms, or at all. Further, we may be subject to work stoppages at our suppliers or customers that are beyond our control. A deterioration in labor relations may have a material adverse effect on our business and financial condition.
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
We may experience difficulties in implementing our new enterprise resource planning system.
We are in the midst of a multi-year implementation of a new enterprise resource planning system (“ERP”), the global SAP S4/HANA ERP, which will replace our existing financial and operating systems. The implementation of this ERP requires an investment of significant personnel and financial resources, including substantial expenditures for outside consultants, system hardware and software in addition to other expenses in connection with the transformation of our organizational structure and financial and operating processes. As we complete the implementation phase of this ERP, we may experience additional delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, re-work due to changes in business plans or reporting standards, and the diversion of management’s attention from day-to-day business operations. Additional extended delays could also introduce operational risk, including cybersecurity risks, and other complications. If we are unable to implement this ERP as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our business, results of operations, financial condition and cash flows could be negatively impacted.
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
•complications in complying with the laws and policies of the U.S. affecting the importation of goods, including tariffs, duties, quotas and taxes;
•required compliance with U.S. laws that impact the Company’s operations in foreign jurisdictions that do not impact local operating companies; and
•complications in complying with trade laws, embargoes and economic sanctions, foreign tax laws and other regulatory standards and requirements.
Further, the impact of the decision of the United Kingdom to withdraw from the European Union may cause the value of several European currencies, including the euro, to fluctuate, which may adversely affect our non-U.S. dollar sales and earnings. The emergence of any other international geopolitical or trade disputes could exacerbate the various risks that our international presence makes us susceptible to. As we are developing manufacturing operations in Poland, a significant disruption of the political or financial systems there could put these manufacturing operations at risk, which could ultimately adversely affect our profitability or operating results. In the long-term, there is potential for deflation following the current inflationary period and the continued strength of the U.S. dollar may adversely impact foreign sales.

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
Globally, we operate 22 distribution facilities in our key markets and supplement our distribution network by engaging distribution partners in certain markets, particularly in EMEA and Asia-Pacific. Certain of our facilities play key roles in our distribution network. Specifically, we operate in a leased warehouse located in Huntley, Illinois which we have referred to as our Global Distribution Center (“GDC”). This facility distributes our products to Weber affiliates worldwide but is most critical to the direct distribution of our products to our customers located in the U.S., Canada and Mexico. We recently opened an additional manufacturing and distribution center in Zabrze, Poland which we expect will serve a critical role in our operations in EMEA, similar to the role the GDC plays in our service of the U.S., Canadian and Mexican markets. Our reliance on a small number of key geographical locations for our principal manufacturing and distribution centers makes us more vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health issues such as the COVID-19 pandemic (or other future pandemics or epidemics), and other unforeseen events that could delay or impair our ability to manufacture our finished goods, fulfill retailer orders and/or ship merchandise, which could harm our sales and results of operations.
We import certain raw materials and components, and we are also vulnerable to risks associated with manufacturing abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; (b) foreign currency fluctuations; (c) the effects of international and regional geopolitical dynamics, instability and conflicts; and (d) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the U.S. Failure to procure our inputs from our third-party suppliers and manufacture and deliver merchandise to our retail partners and direct-to-consumer channels in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business. Further, the opening and start-up of operating our Zabrze facility is a large undertaking and we have not, in the recent past, opened a new facility of this scale. Any delays in the integration of the Zabrze facility, cost overruns with respect to transitioning a significant portion of our regional operations from a model in which we contracted with third-party manufacturers and distributors to one in which such operations are conducted in-house in Zabrze, could materially increase our cost of goods sold and similarly reduce our gross margins and harm our business.
As current tariffs are implemented, or if additional tariffs or other restrictions are placed on foreign imports or any related countermeasures are taken by other countries, our business and results of operations could be harmed.
Recently, the U.S. has put in place higher tariffs and other trade restrictions and signaled that it may additionally alter trade agreements and terms between the U.S. and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. In addition, China, the European Union, Canada, and Mexico, among others, have either threatened or put into place retaliatory tariffs of their own. It is unknown whether and to what extent new tariffs (or other new restrictive laws or regulations) will be adopted in the future and it is unclear to what extent the Biden Administration will work to reverse such measures in the future or pursue similar policy initiatives with China and other countries. As announced tariffs are implemented, or additional tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the U.S., or any related countermeasures are taken by other countries, our business and results of operations may be materially harmed. Additionally, tariffs on foreign imports of raw materials and components for our products may cause domestic U.S. suppliers to opportunistically take price increases, which may impact our profitability.
Current and additional tariffs have the potential to significantly raise the absolute and relative cost of our products compared with those of our competitors, particularly our finished goods and certain components. Additionally, disparities in the application of tariffs across product categories and based upon the location of manufacturing operations could place us at a competitive disadvantage and detrimentally affect or business and results of operations. For example, differing tariff regimes may be applied across product categories and depending on whether (a) finished goods are imported from abroad or (b) raw materials and components are domestically assembled into finished goods. In such cases, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the U.S., to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may place us at a competitive disadvantage, result in the loss of customers, negatively impact our results of operations or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.
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
The Company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables, trade payables, and net sales denominated in currencies other than the U.S. dollar. For Fiscal Year 2022, approximately 54% of our net sales were denominated in a currency other than our functional U.S. dollar currency. These sales were primarily transacted in euros, Australian dollars, Canadian dollars and British pounds. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. To hedge against this risk, we enter into foreign currency forward exchange contracts to protect our U.S. trade receivable positions with our foreign operations.
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
The price and availability of key raw materials and components used to manufacture our products, including aluminum ingot, carbon steel, enameling iron, stainless steel, certain plastic materials, certain electronic components and various engineered coating materials as well as manufacturing equipment and molds, may fluctuate significantly. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, currency fluctuations, and global demand trends. In particular, recent inflation and concerns regarding an upcoming recession may result in increased operating costs for the Company, which could further result in increased prices to customers. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.
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
For fiscal years 2022 and 2021, a significant portion of our net sales were made to large, multi-national retail partners. For fiscal years 2022 and 2021, our top national retail partner accounted for approximately 13% and 14% of our net sales, respectively. Our retail partners service consumers by stocking and displaying our products, explaining our product attributes, and sharing our brand story. Our relationships with these retail partners are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain these relationships with our retail partners or financial difficulties experienced by these retail partners could harm our business. These retail partners may decide to emphasize products from our competitors, to redeploy their retail floor space to other product categories, or to take other actions that reduce their purchases of our products. We do not receive long-term purchase commitments from our retail partners, and orders received from these retail partners are cancellable. Factors that could affect our ability to maintain or expand our sales to these retail partners include: (a) failure to accurately identify the needs of our customers; (b) a lack of customer acceptance of new products or product expansions; (c) unwillingness of our key retail partners and customers to attribute premium value to our new or existing products or product expansions relative to competing products; (d) failure to obtain floor space from our retail partners; (e) new, well-received product introductions by competitors; (f) damage to our relationships with key retail partners due to brand or reputational harm; (g) delays or defaults on our retail partners’ payment obligations to us; and (h) store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics).
We cannot assure you that our current retail partners will continue to carry our current products, carry any new products that we develop or continue to operate. And if we lose any of our key retail partners or any key retail partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations. If these risks occur, they could harm our brand of operations and financial condition. In addition, store closures, decreased foot traffic and the recession resulting from the COVID-19 pandemic could adversely affect the financial condition of many of our retail partners. The foregoing would be expected to have a material adverse effect on our business and financial condition.
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
We also rely on the timely and free flow of goods through open and operational ports from our suppliers. Labor disputes or disruptions at ports, our common carriers, or our suppliers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or canceled orders, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition. In recent years, global ports, particularly those located on the West Coast of the U.S., China and certain European locations, have been impacted by capacity constraints, port congestion and delays, periodic labor disputes, security issues, weather-related events, and natural disasters, which have been further exacerbated by the pandemic. The current geopolitical climate, including tensions between China and Taiwan as well as between Russia and Ukraine, may further exacerbate these supply chain disruptions. Furthermore, reduced customer demand in light of our current inventory levels at the end of fiscal year 2022, may adversely impact supplier solvency if the Company and others continue to reduce spend.
Disruptions to our supply or distribution chains due to any of the factors listed above could negatively impact our financial performance or financial condition.
Insolvency, credit problems or other financial difficulties that could confront our customers and retail partners could expose us to financial risk.
We sell to the large majority of our retail partners on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, the majority of our accounts receivable with our retail partners are unsecured. Insolvency, credit problems, or other financial difficulties confronting our customers and retail partners could expose us to financial risk. These actions could expose us to risks, including increases in our bad debt expense, if they are unable to pay for the products they purchase from us. Financial difficulties of our customers and retail partners could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. For example, significant uncertainty about the ultimate duration and severity of the spread of the COVID-19 pandemic and uncertainties regarding consumer willingness to visit retail stores during the COVID-19 pandemic and in the future could lead to a material reduction in sales of our products by our retail partners. Any reduction in sales by, or loss of, our current retail partners or customer demand, or credit risks associated with our customers and retail partners, could harm our business, results of operations, and financial condition.
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
A class action lawsuit has been filed against us and certain of our current and former officers and directors. For more information, see “Item 3. Legal Proceedings.”
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
Personal privacy, information security and data protection are significant issues in the U.S. and globally. The regulatory framework governing the collection, use, storage, transmission, disclosure and processing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. The occurrence of unanticipated events and development of evolving technologies often rapidly drives the adoption of legislation or regulations affecting the use, collection or other processing of data and manner in which we conduct our business. We publicly post documentation regarding our practices concerning the collection, use, storage, transmission, disclosure and processing of data. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer protection-related laws, regulations, orders or industry standards in one or more jurisdictions could expose us to costly litigation, investigations, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair or misrepresentative of our actual practices, which could materially and adversely affect our business, financial condition and results of operations.
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
Certain other state laws impose similar privacy obligations and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Nevada, New Hampshire, Washington, Illinois and Nebraska, as well as in Virginia, which signed such legislation, the Virginia Consumer Data Protection Act (“VCDPA”), into law on March 2, 2021 with an effective date of January 1, 2023. In addition, on July 8, 2021, Colorado enacted the Colorado Privacy Act (the "CoPA"), becoming the third comprehensive consumer privacy law to be passed in the U.S. (after the CCPA and VCDPA). The CoPA is set to take effect on July 1, 2023. The VCDPA, CoPA and such other proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
As a distributor of consumer products, certain of our products are subject to the U.S. Consumer Product Safety Act, which empowers the U.S. Consumer Product Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous, and to similar laws in other jurisdictions. We are regularly subject to inquiries from regulators about product safety in the U.S. and in other countries. Under certain circumstances, the CPSC or other regulators could require us to repair, replace or refund the purchase price of one or more of our products, or potentially even discontinue entire product lines. We also may voluntarily take such action within strictures recommended by the CPSC or other regulators. The CPSC and other regulators also can impose fines or penalties on a manufacturer for noncompliance with its requirements. Furthermore, failure to timely notify the CPSC or other regulators of a potential safety hazard can result in significant fines being assessed. Any repurchases or recalls of our products or an imposition of fines or penalties could be costly to us and could damage the reputation or the value of our brands. Additionally, other laws regulating certain consumer products exist in certain states, as well as in other countries in which we sell our products.
In addition, future developments such as new and more restrictive, or changes to existing, environmental, health or safety laws and regulations, more aggressive enforcement of existing laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have an adverse effect on our business, financial condition, and results of operations.

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs or, in some instances, adversely impact demand for our products.
Many nations have agreed to limit emissions of greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” and other initiatives. In December 2015, the U.S. and 194 other countries adopted the Paris Agreement, committing to work towards addressing climate change and agreeing to a monitoring and review process for greenhouse gas emissions. Although the U.S. withdrew from the Paris Agreement in November 2020, the U.S. officially rejoined the Paris Agreement in February 2021 following the change in Presidential administrations, and may in the future choose to join other international agreements targeting greenhouse gas emissions. In April 2021, President Biden announced a goal of reducing the U.S.'s emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide greenhouse gases.
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
Fluctuations in interest rates can increase borrowing costs on the portion of our debt that is variable, and interest rate increases on this portion of the Company’s debt could have a material adverse effect on the Company’s business. Indeed, increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and cash flows. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times since December 2015, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates in 2019 three times. In response to the COVID-19 pandemic, the U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%. Beginning in March 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. Increased interest rates could have an adverse impact on our ability to borrow money and we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to the cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.
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
Historically, we have relied upon our free cash flow generation and existing credit facilities to provide us with adequate working capital to operate our business. Moreover, our growth rate depends, to a large degree, on the availability of adequate capital to fund the expansion of our products offerings and market penetration, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. To the extent we become more dependent upon our credit facilities to fund our operations, if our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs or growth strategies and/or we may need to secure additional capital or financing to fund our working capital requirements, to repay outstanding debt under our credit facilities or to finance our growth strategies. Given the current macroeconomic environment, we expect continued pressure on our ability to comply with the covenants in our Secured Credit Facility (as defined herein), which could limit our borrowing capacity and result in a default, as applicable. We are monitoring this matter and working with lenders under the Secured Credit Facility on options to prevent a default in the event we are not able to continue to meet the current covenants in the Secured Credit Facility. We can make no assurance that we will be successful in ensuring our availability of amounts under our credit facilities when they are needed or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash flow requirements. In the event we do not have available cash balances on hand for funding future operations, and if we are not able to maintain our borrowing availability under our credit facilities at that time and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.
The implementation of our workforce reduction and restructuring plan could result in greater costs and fewer benefits than we anticipate, which could materially harm our business, financial condition and operating results.
On August 12, 2022, as part of our cost-saving plan to preserve liquidity, expand gross margins and reduce selling, general and administrative costs, the Board approved a restructuring plan, which included a workforce reduction of our non-manufacturing and distribution headcount, including the termination of certain senior executives, the termination of certain lease and other contractual obligations and the disposal of certain other assets. We expect to substantially complete the restructuring plan by the first quarter of fiscal year 2023.
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
We are a holding company and our principal asset is 26% of the outstanding LLC Units. We have no independent means of generating income from operations. Weber HoldCo LLC is, and will continue to be, treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to U.S. federal income tax. Instead, the taxable income of Weber HoldCo LLC will be allocated to holders of LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Weber HoldCo LLC. We will also incur expenses related to our operations, and will have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of Weber HoldCo LLC, we intend to cause Weber HoldCo LLC to make distributions to the holders of LLC Units and us, in amounts sufficient to (i) generally cover all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the Tax Receivable Agreement, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our Board declares such dividends and (iv) pay our expenses.
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
Under the Amended LLC Agreement, Weber HoldCo LLC is generally required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Weber HoldCo LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate receiving from (a) acquisitions of interests in Weber HoldCo LLC in connection with acquisitions by Weber Inc. of LLC Units from certain of our existing equityholders in connection with future taxable redemptions or exchanges of LLC Units for shares of our Class A common stock or cash and (b) payments under the Tax Receivable Agreement, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Board determines the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of our Class A common stock and the payment of other expenses. While we intend to distribute this excess cash to our shareholders as dividends pursuant to our dividend policy, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A common stock are made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Weber HoldCo LLC, holders of LLC Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units.
We are controlled by the Pre-IPO LLC Members whose interests in our business may be different than yours, and certain statutory provisions afforded to stockholders are not applicable to us.
The Pre-IPO LLC Members (as defined below) control approximately 82% of the combined voting power of our common stock. Further, pursuant to the Stockholders Agreement (as defined below), we and the Pre-IPO LLC Members entered into, the Pre-IPO LLC Members may approve or disapprove our change of control transactions, including mergers or amalgamations, consolidations or a sale of all or substantially all assets and any dissolution, liquidation or reorganization of us or our subsidiaries. In addition, the Stockholders Agreement provides that approval by the Pre-IPO LLC Members is required for changes to the strategic direction or scope of our principal business or that of Weber HoldCo LLC. Furthermore, the Stockholders Agreement provides that, until the Pre-IPO LLC members beneficially hold at least a majority of the aggregate outstanding shares of our common stock, which we refer to as the “Majority Ownership Requirement,” the Pre-IPO LLC Members may designate a majority of the nominees for election to our Board, including the nominee for election to serve as Chair of our Board; even after the Majority Ownership Requirement is no longer met, Pre-IPO LLC Members can continue to retain certain designation rights under the Stockholders Agreement proportionate to their percentage ownership in our common stock.

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
We have opted out of Section 203 of the General Corporation Law of the State of Delaware, or DGCL, which prohibits a publicly held Delaware corporation from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder. Therefore, after the lock-up periods related to our initial public offering expire, the Pre-IPO LLC Members will be able to transfer control of us to a third party by transferring their shares of our common stock (subject to certain restrictions and limitations), which would not require the approval of our Board or our other stockholders.
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
BDT Capital Partners LLC beneficially owns more than 50% of the voting power for the election of members of our Board. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE rules. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements.
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
In connection with our entry into the Merger Agreement, we amended the Tax Receivable Agreement. As amended, the Tax Receivable Agreement will automatically terminate in full without any payment, including any Tax Benefit Payment or Early Termination Payment (each as defined in the Tax Receivable Agreement) upon the consummation of the Merger, and none of the Transactions, including the Merger, will constitute a Change of Control (as defined in the Tax Receivable Agreement) or any payment, including any Tax Benefit Payment or Early Termination Payment.
Risks Related to Ownership of Our Class A Common Stock
Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.
Our certificate of incorporation and bylaws provide for, among other things:
•division of our Board into three classes of directors, with each class as equal in number as possible, serving staggered three-year terms;
•until the Majority Ownership Requirement is no longer met, the Pre-IPO LLC Members may designate a majority of the nominees for election to our Board, including the nominee for election to serve as Chair of our Board;
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
•our ability to issue additional shares of Class A common stock and to issue preferred stock with terms that our Board may determine, in each case without stockholder approval (other than as specified in our certificate of incorporation);
•the absence of cumulative voting in the election of directors; and
•advance notice requirements for stockholder proposals and nominations.
These provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our Board and take other corporate actions.
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
Our Board will periodically review the cash generated from our business and the capital expenditures required to finance our global growth plans and determine whether to declare periodic dividends to our stockholders. Our Board will take into account general economic and business conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions and covenants contained in our credit agreement, business prospects and other factors that our Board considers relevant. In addition, the credit agreement limits the amount of distributions that Weber HoldCo LLC can make to us and the purposes for which distributions could be made. Accordingly, we may not be able to pay dividends even if our Board would otherwise deem it appropriate.
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
These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult to attract and retain qualified persons to serve on our Board, our board committees or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.
We identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could adversely affect investor confidence in our company, our results of operation and our stock price.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. As a public company, we are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting, beginning with this Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We must also include a report issued by our independent registered public accounting firm based on their audit of our internal controls over financial reporting.
In connection with our year-end assessment of internal control over financial reporting, we determined that, as of September 30, 2022, we did not maintain effective internal control over financial reporting because we identified a material weakness in the design and operation of information technology general controls (“ITGCs”) related to our IT applications supporting all of the Company’s internal control over financial reporting processes, including our ERP, specifically in the areas of user access controls and program change management controls. In addition, our business process controls (both automated and manual) were also deemed ineffective because they are adversely impacted by the ineffective ITGCs. We have taken and continue to take steps to remediate the control deficiencies contributing to the material weakness. A significant portion of our remediation plan to address the material weakness includes the implementation of our new global ERP system, SAP S4/HANA, which was deployed in the U.S. and significant portions of our European operations during the first quarter of fiscal year 2023, and is expected to be deployed to all global operations although there can be no assurances as to when the implementation will be complete or if it will successfully remediate the material weakness identified on a timely basis. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A Controls and Procedures of this Annual Report.
Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. The effectiveness of our controls and procedures may be limited by a variety of factors.
Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our Company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in us, and reduce our stock price.
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
The provision of our amended and restated certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the U.S. for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated certificate of incorporation provides that, unless we, in writing, select or consent to the selection of an alternative forum, all complaints asserting any internal corporate claims (defined as claims, including claims in the right of our company: (i) that are based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity; or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery), to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, subject matter jurisdiction, another state court or a federal court located within the State of Delaware). Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice-of-forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring or holding any interest in our common stock shall be deemed to have notice of and to have consented to the forum selection provisions described in our amended and restated certificate of incorporation. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or stockholders, which may discourage lawsuits with respect to such claims. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Risks Related to the Merger
We have entered into the Merger Agreement whereby an affiliate of BDT would acquire all of our outstanding shares of Class A common stock, and uncertainty regarding the closing of the Merger and/or announcements related to the closing of the Merger can impact our business, financial condition, results of operations, and the market price of our common stock.
Entry into the Merger Agreement, or any other potential strategic alternative transaction, exposes us and our operations to a number of risks and uncertainties, including the potential failure to retain, attract or strengthen our relationships with key personnel, current and potential customers, suppliers, licensors and partners, which may cause them to terminate, or not to renew or enter into, arrangements with us; the potential incurrence of expenses associated with the retention of legal, financial and other advisors regardless of whether any transaction is consummated; distractions and disruptions in our business; and exposure to potential litigation in connection with this process and effecting any transaction, any of which could adversely affect our share price, business, financial condition and results of operations as well as the market price of our common stock. Announcements regarding developments relating to the Merger can cause the market price of our common stock to fluctuate significantly.
The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the control of the parties to the Merger Agreement, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.
The obligation of the parties to consummate the Merger is subject to various conditions, including: (i) adoption of the Merger Agreement by holders of (a) a majority of the outstanding Class A Shares, (b) a majority of (1) the outstanding Class B Shares and (2) the Class B Shares held by the stockholders party to the Stockholders Agreement (the “Stockholders Agreement”), dated August 9, 2021, by and among the Company, Weber HoldCo LLC and certain other parties set forth therein, and (c) a majority of the outstanding Common Shares; (ii) the absence of any judgment or law prohibiting the consummation of the Merger; (iii) the mailing of the Information Statement and the passage of 20 days thereafter; (iv) the expiration of the waiting period applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (v) the accuracy of the representations and warranties of the parties (subject to customary materiality qualifiers); and (vi) each party’s performance in all material respects of its covenants and obligations contained in the Merger Agreement. Following the execution of the Merger Agreement, the Specified Holders executed and delivered to the Company a written consent adopting the Merger Agreement and approving the Merger (the “Stockholder Consent”), thereby providing the required stockholder approval for the Merger. The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to the Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.
Failure to complete, or significant delays in completing, the Merger could negatively affect the trading price of our Class A common stock and our future business and financial results.
There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed, or if there are significant delays in completing the Merger, we would be subject to several risks, including the following:
•a decline in the price of our Class A common stock due to the fact that the current price reflects a market assumption that the Merger will be completed;
•we will have incurred certain significant costs relating to the Merger, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes;
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Merger, which may adversely affect our ability to execute certain of our business strategies; and
•the attention of our management will have been diverted to the Merger, whether or not it closes, rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

While the Merger Agreement is in effect, we may be limited in our ability to pursue other business opportunities, and our business may be otherwise adversely affected.
Pursuant to the Merger Agreement, we have agreed to refrain from taking certain actions (without BDT’s prior written consent) with respect to our business and financial affairs pending completion of the Merger or termination of the Merger Agreement. In addition, in connection with the pending Merger, some of our customers, vendors or other third parties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, which could adversely affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed.
The required regulatory approvals may not be obtained or may contain conditions that could jeopardize or delay closing.
Completion of the Merger is conditioned upon the expiration or termination of the applicable waiting period, and any extension of the waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. There is no assurance that such approval will be obtained. In addition, the governmental entities from whom such approval is required may impose conditions on the completion of the Merger or require changes to the terms of the Merger, and such conditions or changes could have the effect of jeopardizing or delaying completion of the Merger.
If the Merger is completed, our Class A common stock will no longer be publicly traded, and most stockholders will cease to have any ownership interest in the Company and therefore will not be able to realize the potential benefits to the Company of completing the Merger.
The proposed Merger is a going-private transaction. Upon completion of the Merger, Class A Shares (other than (i) Class A Shares held by BDT Capital Partners I-A Holdings, LLC and BDT WSP Holdings, LLC, (ii) any Class A shares or Class B Shares canceled pursuant to the Merger Agreement and (iii) any dissenting Class A Shares) will be converted into the right to receive $8.05 per share. Because the merger consideration for the Class A Shares is all cash, following the Merger, holders of Class A Shares who receive the merger consideration will not realize any potential benefits to the Company of the Merger, such as reduced expenses, operational efficiencies, benefits associated with future strategic transactions, improvement in our financial condition, and the elimination of the compliance, insurance, regulatory, and other costs associated with being a public reporting company.
We will continue to incur substantial transaction-related costs in connection with the Merger.
We have incurred significant legal, advisory and financial services fees in connection with our Board’s and the Special Committee’s review of strategic alternatives and the process of negotiating and evaluating the terms of the Merger. We expect to continue to incur additional costs in connection with the Merger. Further, while we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. Such costs may be material and could have a material adverse effect on our future results of operations, cash flows and financial condition.
The Merger is a taxable transaction for U.S. federal income tax purposes, and the U.S. federal income tax consequences to our shareholders will depend on each shareholder's particular situation.
The receipt of cash in exchange for our Class A common stock in the Merger will be a taxable transaction for U.S. federal income tax purposes. The U.S. federal income tax consequences of the Merger, including whether a shareholder will be subject to U.S. federal income tax and, if subject to U.S. federal income tax, the applicable tax rate and the amount and character of any gain or loss recognized, will vary depending on each shareholder's particular circumstances. These circumstances include, among many others, the U.S. federal income tax classification of the shareholder, whether the shareholder is a “United States person” (as defined in the Internal Revenue Code of 1986, as amended (the “Code”)) or has certain other relationships with the United States, whether the shares of Class A common stock were held as "capital assets" within the meaning of the Code, the amount of cash received, the adjusted tax basis of the shares of Class A common stock exchanged, and how long the shareholder owned the shares of Class A common stock prior to the exchange.
We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs to us and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed.

General Risk Factors
Our future success depends on the continuing efforts of our management team and key employees, and on our ability to attract and retain highly skilled personnel and senior management.
We depend on the talents and continued efforts of our senior management and key employees. The loss of members of our management or key employees may disrupt our business and harm our results of operations. Recently, we experienced turnover of certain members of our management, including our chief executive officer. Furthermore, our ability to execute on our strategies will require us to continue to attract, motivate, and retain qualified personnel, particularly in our core competencies such as product development, engineering and sales and customer channels. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. There can be no assurance that our current management team or any new members of our management team will be able to successfully execute our business and operating strategies.
In light of our current performance and resulting restructuring of the organization, we also believe that our culture will continue to be a key factor to our success and our ability to foster the environment we believe we need to support our operations. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our goals, as well as our culture, employee morale, productivity and retention, could suffer, and our business and operating results would be adversely impacted.
We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.
Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) product liability; (c) product recall; and (d) damage to third parties (e.g., our vendors), our infrastructure, or properties caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, riots, cyberattacks, public health crises such as the COVID-19 pandemic (and other future pandemics or epidemics), human errors, and similar events.
Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. For example, we do not currently maintain cybersecurity insurance and our insurance providers may take the position that our coverage, under present circumstances, does not extend to business interruptions related to the COVID-19 pandemic. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim or a claim in excess of the insurance coverage limits maintained by us could harm our business, results of operations, and financial condition.
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

Further, the success of our and our partners’ retail locations depends on a number of factors including the sustained success of the shopping center in which the retail location is situated, consumer demographics, and consumer shopping habits and patterns. Changes in consumer shopping habits and patterns, reduced consumer traffic in the shopping centers where our and our partners’ retail locations are located, financial difficulties of our and our partners’ landlords, anchor tenants, or a significant number of other retailers, and shopping center vacancies or closures could impact the profitability of our and our partners’ retail locations and increase the likelihood that our and our partners’ landlords fail to fulfill their obligations and conditions under our and our partners’ lease agreements. While we and our partners’ have certain remedies and protections under our lease agreements, the loss of business that may result if a shopping center closes or if consumer traffic were to significantly decline as a result of lost tenants, improper care of the facilities or due to macroeconomic effects, could have a material adverse effect on our financial position, results of operations, and cash flows.
We face risks related to Russia’s invasion of Ukraine.
In February 2022, Russia launched a large-scale military invasion of Ukraine. The U.S. and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. In March 2022, the Company suspended operations in Russia, including cessations of imports into Russia, sales to retailers in Russia and e-commerce activity in Russia. The ramifications of the hostilities and sanctions may also not be limited to Russia, Ukraine and Russian and Ukrainian companies; ramifications may spill over to and negatively impact surrounding countries in which we have operations. The extent and duration of the military action or future escalation of such hostilities, resulting sanctions and market disruptions and volatility are impossible to predict, but could be significant and could have a severe adverse effect on regional and global economies, and could include risk of possible further sanctions, embargoes, regional instability, geopolitical shifts, cybersecurity risks, fluctuation in currency exchange rates, supply chain disruptions and adverse impact on financial markets and energy markets.
Item 1B. Unresolved Staff Comment
None.
Item 2. Properties
Our Global Headquarters, which houses global teams as well as our Americas regional team, is located in Palatine, Illinois. We expect that this 154,706 square foot corporate complex, which we own, will accommodate our growth plans for the foreseeable future.
Our primary U.S. manufacturing facility, which produces charcoal, gas and pellet grills, is located in Huntley, Illinois. In September 2020, we executed a sale-leaseback on the 621,859 square feet facility, with a 15-year lease term. We also lease two additional manufacturing facilities in Palatine, Illinois, which are approximately 67,000 square feet and 59,000 square feet, respectively.
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
Our European Manufacturing and Distribution Center is located in Zabrze, Poland. We rent this 486,819 square foot manufacturing and technical space that also includes an additional 51,935 square foot office. The distribution center will initially act as a hub and spoke distribution point for our EMEA markets for products manufactured in the Zabrze facility. We recently amended our lease to expand the European Manufacturing and Distribution Center with an additional 299,538 square foot warehouse and distribution space and a 7,976 square foot office. The Poland operations have additional capacity expansion opportunities.
In most of the countries we operate in, we lease office space for local operations (local country leadership, consumer call centers, etc.) and we do not foresee any significant changes to these operations going forward.
We consider our facilities, taken as a whole, to be suitable, adequate and of sufficient capacity for our current operations.

Item 3. Legal Proceedings
The information presented in Note 10 to our consolidated financial statements within this Annual Report on Form 10-K is incorporated herein by reference.
In addition, on July 29, 2022, a purported class action complaint was filed in the U.S. District Court for the Northern District of Illinois naming as defendants, among others, the Company, our former Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer, most of our Board and the banks that acted as underwriters in our initial public offering in August 2021 (the “IPO”). The complaint asserts claims under U.S. federal securities laws, on behalf of a putative class of purchasers of shares of Class A common stock in the Company’s IPO, alleging that the IPO Registration Statement and prospectus made false or misleading statements regarding the purported likelihood of price increases and declining demand and failed to disclose that, as a result of the foregoing, there would be an adverse impact on the Company’s financial results. The action seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WEBR.” Our Class B common stock is not listed nor traded on any stock exchange.
On November 30, 2022, there were 43 shareholders of record of our Class A common stock and 44 shareholders of record of our Class B common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers.
Dividend Policy
On July 25, 2022, the Company announced that the Weber Inc. Board has suspended the quarterly cash dividend.
When considering whether to declare a dividend, our Board will take into account:
•general economic and business conditions;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to
•our stockholders or by our subsidiaries (including Weber HoldCo LLC) to us; and
•such other factors as our Board may deem relevant.
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
Assuming Weber HoldCo LLC makes distributions to its members in any given year, the determination to pay dividends, if any, to our Class A common stockholders out of the portion, if any, of such distributions remaining after our payment of taxes, Tax Receivable Agreement payments and expenses (any such portion, an “excess distribution”) will be made by our Board. Because our Board may determine to pay or not pay dividends to our Class A common stockholders, our Class A common stockholders may not necessarily receive dividend distributions relating to excess distributions, even if Weber HoldCo LLC makes such distributions to us.
Unregistered Shares of Equity Securities
Pursuant to the terms of the HoldCo LLC Agreement, each holder of LLC Units has the right to require Weber HoldCo LLC to redeem all or a portion of its LLC Units for, at the Company’s election, newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Additionally, in the event of a redemption request by a holder of LLC Units, the Company may, at its option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. A corresponding number of shares of Class B common stock will be canceled on a one-for-one basis if the Company or Weber HoldCo LLC, following a redemption request of a holder of LLC Units, redeems or exchanges LLC Units of such holder of LLC Units.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.

Performance Graph
The following graph compares the cumulative total returns of Weber Inc., the S&P 500 Index, and the S&P Composite 1500 Consumer Discretionary Index for the period since the Weber Inc. IPO on August 5, 2021.
The graph assumes that the value for the investment in Weber Inc. and in each of the indices was $100 on August 5, 2021 and that all dividends were reinvested.
The stock price performance of our common stock reflected in the following graph is not necessarily indicative of future performance.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. The section titled “Special Note Regarding Forward-Looking Statements” should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is September 30, and our fiscal quarters end on December 31, March 31, June 30, and September 30. Our fiscal years ended September 30, 2022, 2021 and 2020 are referred to herein as Fiscal Year 2022, Fiscal Year 2021 and Fiscal Year 2020, respectively.
Key Factors Affecting Our Results of Operations
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in “Risk Factors.”
Economic Conditions
Demand for our products is significantly affected by a number of economic factors impacting our customers and consumers, such as the availability of credit, consumer confidence and spending, demographic trends, employment levels and other macroeconomic factors (e.g., lockdowns, government mandates, etc.) that may influence the extent to which consumers invest in household products such as grills and associated accessories, consumables and services. In recent months, there has been a slowdown in retail traffic, both in-store and online, which the Company believes is due to rising inflation, supply chain constraints, higher fuel prices and geopolitical uncertainty. These market factors are expected to continue and therefore continue to have a material adverse impact on our results of operation.
The Company continues to monitor developments in Russia and Ukraine as well as financial and economic sanctions imposed by the U.S. and other countries. In March 2022, the Company suspended operations in Russia, including cessations of imports into Russia, sales to retailers in Russia and e-commerce activity in Russia. During the fourth quarter of Fiscal Year 2022, the Company commenced activities to liquidate its on-hand inventory. While the conflict has negatively impacted our results of operations for the fiscal year ended September 30, 2022, the Company's net sales and total assets in Russia represented less than 1% of our total consolidated net sales and total assets.
Impact of Inflation
Changing costs of inbound freight, materials, components, equipment, labor and other inputs used to manufacture and sell our products and logistics costs, in particular, have impacted and may in the future impact operating costs and, accordingly, may affect the prices of our products. We are involved in continuing programs to mitigate the impact of cost increases through identification of sourcing and manufacturing efficiencies where possible. However, we may not be able to fully mitigate or pass through the increases in our operating costs, and rising prices could also affect demand for our products. Additionally, rising inflation has negatively impacted retail traffic and may continue to do so in the future. Global inflation has increased significantly over the past year. For example, in the U.S., the Consumer Price Index for All Urban Consumers increased 8.2% to 296.8 at September 30, 2022 from 274.3 at September 30, 2021, as reported by the Bureau of Labor Statistics.
Impact of Foreign Exchange Rates
We conduct business in various locations throughout the world and are subject to market risk due to changes in value of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our foreign operating locations are generally the local currency in the respective country, however, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. Additionally, because our consolidated financial results are reported in U.S. dollars, the translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings in our financial statements, which also affects the comparability of our results of operations and cash flows between financial periods.
Seasonality/Weather
Although we generally have demand for our products throughout the year, our sales have historically experienced some seasonality. We have typically experienced our highest level of sales of our products in the second and third fiscal quarters as retailers across North America and Europe change over their floor sets, build inventory and fulfill consumer demand for outdoor cooking products. Sales are typically lower during our first and fourth fiscal quarters, with the exception of our Australia/New Zealand business, which is counter-seasonal to the balance of our business. We have a long track record of investing in our business throughout the year, including in operating expenses, working capital and other growth initiatives. Unfavorable weather during our higher sales season can also have a material adverse impact on our results, and can cause shifts in sales across fiscal quarters.
Impact of Pandemic
The severity, magnitude and duration of the COVID-19 pandemic is uncertain. We continue to actively monitor the pandemic and adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. After the onset of the pandemic, we experienced a significant increase in demand for our grills and accessories. While this demand has since moderated, we will continue to manage our production capacity during this period of volatility. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, supply chain disruptions in certain markets and potential disruptions in certain countries. In the event we experience adverse impacts from the above or other factors, we would also evaluate the need to perform interim impairment tests for our goodwill, intangible assets and property, equipment and leasehold improvements. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all.
Components of our Operating Results
We consider a variety of financial and operating measures in assessing the performance of our business. The key U.S. GAAP measures we use are net sales, gross profit, income from operations and net income.
Net Sales
We offer a broad range of products that consist of grills, accessories and consumables. We recognize product sales upon the transfer of products to customers at a point in time, which is upon shipment or upon delivery depending upon the written sales terms with the customer. Sales are recorded net of related discounts, allowances and taxes to be submitted to third parties. We discuss the net sales of our products in our three reportable segments, as defined below.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of research and development, marketing, advertising and selling costs, non-manufacturing employee compensation and benefit costs, transportation costs of delivering our product to customers and the costs associated with a network of warehousing facilities to house inventory until the point of sale, outside services and fees, legal, insurance, accounting, audit and other administrative expenses, stock-based compensation expense and general corporate infrastructure costs.
Interest Expense, Net
Interest expense, net consists primarily of interest on our borrowings, including our credit facilities (term loans and revolving facility), foreign currency revolving and overdraft facility, and charges for limited standby letters of credit. Interest expense, net also includes the amortization of deferred financing costs associated with our credit facilities, current year impacts of interest rate swap transactions, as well as interest resulting from a financing obligation under a sale-leaseback arrangement. Interest expense is offset by our interest income, consisting of interest earned on our cash and cash equivalents, as well as interest on member notes.
Reportable Segments
We operate and manage our business in three reportable segments: the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). We identify our reportable segments based on the information used by the Chief Operating Decision Maker (“CODM”) to monitor performance and allocate resources. See Note 15 to our consolidated financial statements for additional information regarding our reportable segments.

Non-GAAP Measures
In addition to the U.S. GAAP results provided in this Annual Report on Form 10-K, we provide supplemental non-GAAP measures to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and allocate resources. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into the financial measures used by our management team and improves investors’ understanding of our underlying operating performance and analysis of ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures. The use of non-GAAP measures should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measures. In addition, because our non-GAAP measures are not determined in accordance with U.S. GAAP, they are susceptible to differing calculations, and not all comparable or peer companies may calculate their non-GAAP measures in the same manner. Our non-GAAP measures are adjusted (loss) income from operations, adjusted net (loss) income, EBITDA and Adjusted EBITDA.
Adjusted (Loss) Income from Operations and Adjusted Net (Loss) Income
Adjusted (loss) income from operations and adjusted net (loss) income are (loss) income from operations and net (loss) income, respectively, adjusted for stock/unit-based compensation expense, restructuring costs, business transformation costs, operational transformation costs, financing and IPO costs, COVID-19 costs and gain on disposal of assets held for sale. Adjusted (loss) income from operations also reflects an adjustment for foreign currency (loss) gain. Adjusted net (loss) income reflects each of the above adjustments, except for foreign currency (loss) gain, as well as adjustments for gain on Tax Receivable Agreement liability remeasurement, loss from early extinguishment of debt, other expense and the tax impact of all adjustments.
We use adjusted (loss) income from operations and adjusted net (loss) income as indicators of the productivity of our business and our ability to manage expenses, after adjusting for certain expenses that we view as not indicative of regular operations. Adjusted (loss) income from operations and adjusted net (loss) income are not calculated in the same manner by all companies and, accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.
EBITDA and Adjusted EBITDA
EBITDA is net (loss) income before interest expense, net, income taxes and depreciation and amortization.
Adjusted EBITDA is a key metric used by management and our Board to assess our financial performance. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other U.S. GAAP measures. We use Adjusted EBITDA to supplement U.S. GAAP measures of performance to evaluate the effectiveness of our business strategies, make budgeting decisions and compare our performance against that of other companies using similar measures.
Adjusted EBITDA is EBITDA adjusted for stock/unit-based compensation expense, restructuring costs, business transformation costs, operational transformation costs, financing and IPO costs, COVID-19 costs, gain on Tax Receivable Agreement liability remeasurement, loss from early extinguishment of debt, gain on disposal of assets held for sale and other expense. Adjusted EBITDA is not calculated in the same manner by all companies and, accordingly, is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance in isolation from, or as a substitute for, net (loss) income, cash flows from operations or cash flow data, all of which are prepared in accordance with U.S. GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.
The following table reconciles (loss) income from operations to adjusted (loss) income from operations; net (loss) income to adjusted net (loss) income; net (loss) income to EBITDA; and EBITDA to Adjusted EBITDA for the periods presented:

	Fiscal Years Ended September 30,
	2022	2021	2020

(Loss) income from operations	$(193,610)	$74,352	$151,464
Adjustments:
Foreign currency (loss) gain(1)	(31,893)	23	(5,081)
Stock/unit-based compensation expense(2)	45,399	131,176	4,514
Restructuring costs(3)	22,445	—	—
Business transformation costs(4)	40,334	20,062	12,515
Operational transformation costs(5)	53,997	18,134	8,532
Financing and IPO costs(6)	877	17,573	—
COVID-19 costs(7)	—	1,162	17,061
Gain on disposal of assets held for sale	—	(5,185)	—
Adjusted (loss) income from operations	$(62,451)	$257,297	$189,005
Net (loss) income	$(329,980)	$5,549	$88,880
Adjustments:
Stock/unit-based compensation expense(2)	45,399	131,176	4,514
Restructuring costs(3)	22,445	—	—
Business transformation costs(4)	40,334	20,062	12,515
Operational transformation costs(5)	53,997	18,134	8,532
Financing and IPO costs(6)	877	17,573	—
COVID-19 costs(7)	—	1,162	17,061
Gain on Tax Receivable Agreement liability remeasurement	(9,226)	—	—
Loss from early extinguishment of debt	—	5,448	—
Gain on disposal of assets held for sale	—	(5,185)	—
Other expense	502	—	—
Tax impact of adjusting items(8)	(19,833)	(33,180)	(5,498)
Adjusted net (loss) income	$(195,485)	$160,739	$126,004
Net (loss) income	$(329,980)	$5,549	$88,880
Adjustments:
Interest expense, net	75,623	65,879	39,087
Income tax expense	37,578	3,004	13,812
Depreciation and amortization	61,334	44,302	42,347
EBITDA	$(155,445)	$118,734	$184,126
Stock/unit-based compensation expense(2)	45,399	131,176	4,514
Restructuring costs(3)	22,445	—	—
Business transformation costs(4)	40,334	20,062	12,515
Operational transformation costs(5)	53,997	18,134	8,532
Financing and IPO costs(6)	877	17,573	—
COVID-19 costs(7)	—	1,162	17,061
Gain on Tax Receivable Agreement liability remeasurement	(9,226)	—	—
Loss from early extinguishment of debt	—	5,448	—
Gain on disposal of assets held for sale	—	(5,185)	—
Other expense	502	—	—
Adjusted EBITDA	$(1,117)	$307,104	$226,748

______________
(1)Adjusted (loss) income from operations includes foreign currency (loss) gain in order to align adjusted (loss) income from operations with Adjusted EBITDA, with the exception of depreciation and amortization and (gain) loss from investments in unconsolidated affiliates.
(2)See Note 14 to our consolidated financial statements for further information.
(3)“Restructuring costs” are costs associated with the Company's restructuring plan that was implemented in the fourth quarter of fiscal year 2022, which included the termination of certain senior executives, a workforce reduction of non-manufacturing and distribution headcount, the termination of certain contracts and the disposal of certain other assets.
(4)“Business transformation costs” are costs for business transformation initiatives, including consulting costs and personnel-related costs, to address public company requirements and the changing business environment.
(5)“Operational transformation costs” are defined as transformation initiatives related to supply chain, operational moves and startups that are designed to support future production and drive future operating efficiencies. These costs also include significant non-capitalizable systems integration costs, primarily related to the Company’s implementation of a global SAP/S4 HANA ERP platform, as well as certain plant shutdown and closure costs.
(6)“Financing and IPO costs” include non-capitalizable costs relating to the Company’s Secured Credit Facility, the Company's IPO and other financing costs.
(7)During the fiscal year ended September 30, 2020, the Company incurred costs related to the global COVID-19 pandemic. These costs primarily related to expedited freight costs to fulfill significant unexpected demand increases driven by stay-at-home orders in many of our key markets, overtime costs and the impacts of enhanced employee safety and social distancing protocols. These costs normalized in Fiscal Year 2021.
(8)“Tax impact of adjusting items” represents the Company's effective tax rate for the periods presented applied to the adjusting items.
Results of Operations
Fiscal Year 2022 Compared to Fiscal Year 2021
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes in Part II, Item 8. Financial Statements and Supplementary Data of this 2022 Form 10-K. For further discussion regarding operating and financial data for the fiscal year ended September 30, 2021 as compared to the fiscal year ended September 30, 2020, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)	% of Net Sales
	2022	2021			2022	2021
	(dollars in thousands)
Net sales	$1,586,459	$1,982,406	$(395,947)	(20%)	100%	100%
Cost of goods sold(1)(2)	1,152,388	1,157,189	(4,801)	—%	73%	58%
Gross profit	434,071	825,217	(391,146)	(47%)	27%	42%
Operating expenses:
Selling, general and administrative(1)(2)	584,631	738,830	(154,199)	(21%)	37%	37%
Amortization of intangible assets	20,605	17,220	3,385	20%	1%	1%
Restructuring costs	22,445	—	22,445	100%	1%	—%
Gain on disposal of assets held for sale	—	(5,185)	5,185	(100%)	—%	—%
(Loss) income from operations	(193,610)	74,352	(267,962)	(360%)	(12%)	4%
Foreign currency loss (gain)	31,893	(23)	31,916	N/M(4)	2%	—%
Interest expense, net	75,623	65,879	9,744	15%	5%	3%
Gain on Tax Receivable Agreement liability remeasurement	(9,226)	—	(9,226)	100%	(1%)	—%
Loss from early extinguishment of debt	—	5,448	(5,448)	(100%)	—%	—%
Other expense	502	—	502	100%	—%	—%
(Loss) income before taxes	(292,402)	3,048	(295,450)	N/M(4)	(18%)	—%
Income tax expense	37,578	3,004	34,574	N/M(4)	2%	—%
(Gain) loss from investments in unconsolidated affiliates	—	(5,505)	5,505	(100%)	—%	—%
Net (loss) income	$(329,980)	$5,549	$(335,529)	N/M(4)	(21%)	—%
Net loss attributable to noncontrolling interests	$(256,392)	$(42,177)	$(214,215)	508%	(16%)	(2%)
Net (loss) income attributable to Weber Inc.	$(73,588)	$47,726	$(121,314)	(254%)	(5%)	2%
Adjusted (loss) income from operations(3)	$(62,451)	$257,297	$(319,748)	(124%)	(4%)	13%
Adjusted net (loss) income(3)	$(195,485)	$160,739	$(356,224)	(222%)	(12%)	8%
EBITDA(3)	$(155,445)	$118,734	$(274,179)	(231%)	(10%)	6%
Adjusted EBITDA(3)	$(1,117)	$307,104	$(308,221)	(100%)	—%	15%
______________
(1)Amounts include share/unit-based compensation as follows:

	Fiscal Years Ended September 30,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$4,226	$1,643
Selling, general and administrative	41,173	129,533
Total share/unit-based compensation	$45,399	$131,176

______________
(2)Amounts includes depreciation expense as follows:

	Fiscal Years Ended September 30,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$21,786	$13,156
Selling, general and administrative	18,943	13,926
Total depreciation expense	$40,729	$27,082
(3)See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”
(4)“N/M” indicates that variance as a percentage is not meaningful.
Net Sales. Net sales for the fiscal year ended September 30, 2022 decreased by $395.9 million, or 20%, to $1,586.5 million from $1,982.4 million during the fiscal year ended September 30, 2021. The decrease was attributable to lower revenues as consumer traffic, both in-store and online, slowed due to the macroeconomic factors described in the section titled "Economic Conditions," in comparison to the high demand realized during the same period last year. Net sales were also adversely impacted during the first half of fiscal year 2022 by certain product availability resulting from global supply chain disruptions. These decreases in sales volume were partially offset by certain pricing actions. Fluctuation in foreign exchange rates also decreased net sales by $65.3 million, particularly the Euro as compared to the U.S. dollar. Excluding the $65.3 million unfavorable impact of foreign exchange rates, net sales for the fiscal year ended September 30, 2022 decreased by 17%, as compared to the fiscal year ended September 30, 2021. Net sales for the fiscal year ended September 30, 2022 decreased in the Americas by 26%, in EMEA by 16% and were flat in APAC as compared to the fiscal year ended September 30, 2021.
Cost of Goods Sold. Cost of goods sold for the fiscal year ended September 30, 2022 decreased by $4.8 million, or 0.4%, to $1,152.4 million from $1,157.2 million during the fiscal year ended September 30, 2021. The decrease was primarily due to the lower sales volume, and was partially offset by higher inbound freight and commodity costs.
Gross Profit and Gross Margin. Gross profit for the fiscal year ended September 30, 2022 decreased by $391.1 million, or 47%, to $434.1 million from $825.2 million during the fiscal year ended September 30, 2021. Gross margin decreased by 1,427 basis points to 27% during the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021. The decrease in gross profit and gross margin was primarily due to higher inbound freight costs, higher commodity costs, unfavorable foreign exchange impacts and lower sales volume.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended September 30, 2022 decreased by $154.2 million, or 21%, to $584.6 million from $738.8 million during the fiscal year ended September 30, 2021. The decrease in selling, general and administrative expenses was primarily driven by reductions in advertising and corporate marketing expense of $43.6 million, lower incentive compensation expense of $28.6 million and lower stock/unit-based compensation expense of $88.4 million, which was primarily due to the forfeitures of certain stock awards and fewer unvested profits interest awards in the current year period.
Amortization of Intangible Assets. Amortization of intangible assets for the fiscal year ended September 30, 2022 increased by $3.4 million to $20.6 million from $17.2 million for the fiscal year ended September 30, 2021. The increase in amortization of intangible assets was primarily driven by the amortization of assets related to the June and RMC acquisitions.
Restructuring Costs. The Company incurred restructuring costs of $22.4 million for the fiscal year ended September 30, 2022 resulting from a cost-saving plan that was approved by the Board to preserve liquidity, expand gross margins and reduce selling, general and administrative costs. The plan included the termination of certain senior executives, a workforce reduction of non-manufacturing and distribution headcount, the termination of certain contracts and the disposal of certain other assets. Of these total charges, $12.8 million relates to severance and other termination-related benefits, $5.2 million relates to contract termination costs and $4.4 million relates to certain asset disposals.
Gain on Disposal of Assets Held For Sale. During the fiscal year ended September 30, 2021, the Company disposed of a manufacturing site that was previously considered to be assets held for sale and recognized a gain of $5.2 million.
Foreign Currency Loss (Gain). The impact of foreign exchange resulted in a loss of $31.9 million for the fiscal year ended September 30, 2022 relative to an immaterial gain for the fiscal year ended September 30, 2021 due to the foreign exchange rate impacts on transactions with Weber affiliates conducted in foreign currencies other than the U.S. dollar. The loss in the current year period primarily related to Euro-denominated transactions.

Interest Expense, Net. Interest expense, net increased by $9.7 million, or 15%, to $75.6 million from $65.9 million during the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021, due to increased borrowings under the Revolving Loan during the current year period and the commencement of the Incremental Term Loan in March 2022 as well as higher interest rates.
Gain on Tax Receivable Agreement Liability Remeasurement. The Gain on Tax Receivable Agreement liability remeasurement of $9.2 million for the fiscal year ended September 30, 2022 resulted from remeasuring the liability to zero after the Company concluded that making a payment under the agreement was not probable.
Loss from Early Extinguishment of Debt. During the fiscal year ended September 30, 2021, the Company retired its existing senior credit facility and entered into a new credit facility. In connection with this transaction, the Company recorded a $5.4 million loss from early extinguishment of debt, representing a write-off of unamortized deferred financing costs.
Other Expense. Other expense of $0.5 million for the fiscal year ended September 30, 2022 represents the Company's loss on sale of receivables to a third party financial institution.
Income Taxes. Income tax expense increased by $34.6 million to $37.6 million from $3.0 million during the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021, primarily due to the noncontrolling interest tax adjustment whereby the Company removes U.S. pre-tax book loss not attributable to Weber Inc. that resulted in income tax expense of $49.7 million and the establishment of a valuation allowance to reduce the net deferred tax assets at Weber Inc. that resulted in income tax expense of $21.8 million, which were partially offset by the income tax benefit generated by the Company's pre-tax loss.
(Gain) Loss from Investments in Unconsolidated Affiliates. No gain or loss from investments in unconsolidated affiliates was recorded for the fiscal year ended September 30, 2022 as the Company completed its acquisition of June in January 2021. The fiscal year ended September 30, 2021 reflects a gain from investments in unconsolidated affiliates of $5.5 million, which resulted from a $6.9 million gain from the remeasurement of the existing equity interest in June to fair value at the time of acquisition, offset by a $1.4 million loss recorded for Weber’s share of June’s losses in the first quarter of Fiscal Year 2021.
Net (Loss) Income. Net (loss) income decreased by $335.5 million to a net loss of $330.0 million for the fiscal year ended September 30, 2022 from net income of $5.5 million for the fiscal year ended September 30, 2021. The primary drivers of the decline were lower net sales of $395.9 million, higher restructuring costs of $22.4 million, higher foreign currency losses of $31.9 million and higher income taxes of $34.6 million, which were partially offset by lower selling, general and administrative expenses of $154.2 million.
Segment Information
We operate and manage our business in three reportable segments: Americas, EMEA and APAC. We identify our reportable segments based on the information used by the CODM to monitor performance and allocate resources. See Note 15 of the notes to our consolidated financial statements for additional information regarding our reportable segments.
Net sales by reportable segment is summarized as follows:

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$819,738	$1,102,294	$(282,556)	(26%)
EMEA	613,039	726,124	(113,085)	(16%)
APAC	153,682	153,988	(306)	—%
Total net sales	$1,586,459	$1,982,406	$(395,947)	(20%)

Adjusted income from operations by reportable segment is summarized as follows:

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$47,265	$203,689	$(156,424)	(77%)
EMEA	$114,926	$221,135	$(106,209)	(48%)
APAC	$24,451	$35,424	$(10,973)	(31%)
The following table reconciles segment adjusted income from operations to (loss) income from operations for the periods presented:

	Fiscal Years Ended September 30,
	2022	2021
	(dollars in thousands)
Segment adjusted income from operations
Americas	$47,265	$203,689
EMEA	114,926	221,135
APAC	24,451	35,424
Adjusted income from operations for reportable segments	186,642	460,248
Corporate and supply chain costs(1)	(249,093)	(202,951)
Foreign currency (gain) loss(2)	31,893	(23)
Stock/unit-based compensation expense(2)	(45,399)	(131,176)
Restructuring charges(2)	(22,445)	—
Business transformation costs(2)	(40,334)	(20,062)
Operational transformation costs(2)	(53,997)	(18,134)
Financing and IPO costs(2)	(877)	(17,573)
COVID-19 costs(2)	—	(1,162)
Gain on disposal of assets held for sale(2)	—	5,185
(Loss) income from operations	$(193,610)	$74,352
_____________
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
Americas
The following table summarizes certain financial information relating to the Americas segment results that have been derived from our consolidated financial statements:

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$819,738	$1,102,294	$(282,556)	(26%)
Segment adjusted income from operations	$47,265	$203,689	$(156,424)	(77%)
Total Segment Net Sales. Total segment net sales for the fiscal year ended September 30, 2022 decreased by $282.6 million, or 26%, to $819.7 million from $1,102.3 million during the fiscal year ended September 30, 2021. The decrease was attributable to lower revenues in the U.S. and Canada as consumer traffic, both in-store and online, slowed due to the macroeconomic factors described in the section titled “Economic Conditions,” in comparison to the high demand realized during the same period last year. Additionally, certain product availability was adversely impacted by extended inventory transit times resulting from global supply chain disruptions and the startup of new production lines. These decreases were partially offset by pricing actions. Unfavorable foreign exchange rates reduced net sales by $2.0 million, primarily driven by the Canadian dollar as compared to the U.S. dollar. Excluding the $2.0 million unfavorable impact of foreign exchange rates, Americas net sales for the fiscal year ended September 30, 2022 decreased by 25%, as compared to the fiscal year ended September 30, 2021.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the fiscal year ended September 30, 2022 decreased by $156.4 million, or 77%, to $47.3 million from $203.7 million during the fiscal year ended September 30, 2021. The decrease was attributed to lower sales volumes in the U.S., higher inbound freight costs and increased product material costs, which was partially offset by pricing actions, reduced advertising costs and lower incentive compensation expense.
EMEA
The following table summarizes certain financial information relating to the EMEA segment results that have been derived from our consolidated financial statements:

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$613,039	$726,124	$(113,085)	(16%)
Segment adjusted income from operations	$114,926	$221,135	$(106,209)	(48%)
Total Segment Net Sales. Total segment net sales for the fiscal year ended September 30, 2022 decreased by $113.1 million, or 16%, to $613.0 million from $726.1 million during the fiscal year ended September 30, 2021. The decrease was primarily attributable to slowed consumer purchases due to the macroeconomic factors described in the section titled “Economic Conditions,” and unfavorable foreign exchange rates, which reduced net sales by $55.8 million, primarily driven by the Euro as compared to the U.S. dollar. These decreases were partially offset by pricing actions. Excluding the $55.8 million unfavorable impact of foreign exchange rates, EMEA net sales for the fiscal year ended September 30, 2022 decreased by 8%, as compared to the fiscal year ended September 30, 2021.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the fiscal year ended September 30, 2022 decreased by $106.2 million, or 48%, to $114.9 million from $221.1 million during the fiscal year ended September 30, 2021. The decrease was primarily attributable to lower sales volume, higher inbound freight and higher product material costs, all of which were partially offset by pricing actions, reduced advertising costs and lower incentive compensation expense.
APAC
The following table summarizes certain financial information relating to the APAC segment results that have been derived from our consolidated financial statements:

	Fiscal Years Ended September 30,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$153,682	$153,988	$(306)	—%
Segment adjusted income from operations	$24,451	$35,424	$(10,973)	(31%)
Total Segment Net Sales. Total segment net sales for the fiscal year ended September 30, 2022 decreased by $0.3 million, or 0.2%, to $153.7 million from $154.0 million during the fiscal year ended September 30, 2021. Unfavorable foreign exchange rates reduced net sales by $7.5 million. Excluding the $7.5 million unfavorable impact of foreign exchange rates, APAC net sales for the fiscal year ended September 30, 2022 increased by 5%, as compared to the fiscal year ended September 30, 2021. The increase was primarily driven by higher sales in New Zealand.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the fiscal year ended September 30, 2022 decreased by $11.0 million, or 31%, to $24.5 million from $35.4 million during the fiscal year ended September 30, 2021. The decrease was primarily attributable to the unfavorable impact of foreign exchange rates, higher inbound freight and increased commodity costs.

Liquidity and Capital Resources
Overview
Our primary working capital requirements are to fund our daily operational activities like purchasing raw materials and component parts to manufacture products, and making payments to suppliers for goods and services. Our working capital requirements fluctuate during the year, driven primarily by the seasonality of market demand and the timing of inventory manufacturing and purchases, as well as the timing of cash receipts for products sold to customers. Our business is seasonal in nature with the highest level of sales of products occurring in the second and third fiscal quarters; accordingly, we historically borrowed under our short-term revolving credit facility in the first and second fiscal quarters to fund working capital for building up inventory in anticipation of the higher demand in the second and third fiscal quarters. Our capital expenditures are primarily related to growth initiatives and operational spending, including investments related to new product development, manufacturing and operational activities and investments in technology systems. In addition, in the future we may allocate capital to strategic acquisitions.
Generally, we fund working capital requirements, capital expenditures, payments related to acquisitions and debt service requirements with a combination of both cash on hand and the borrowing capacity under the Secured Credit Facility, as discussed below. The Company considers all investments with initial maturities of three months or less to be cash and cash equivalents, which consist primarily of demand deposits with major financial institutions in the U.S. and in countries where the Company’s subsidiaries operate. As of September 30, 2022, our cash and cash equivalents totaled $24.6 million, and we had $128.0 million of borrowings available under the revolving facility.
In March 2022, the Company entered into an agreement to sell certain trade accounts receivable to a third party financial institution (“Receivables Purchase Agreement”). The Receivables Purchase Agreement results in the transfer of the trade accounts receivable and associated risks to the third party and provides the third party with the full benefits and burdens of ownership in exchange for cash proceeds to the Company. The trade accounts receivable transferred were accounted for as sales of receivables as they had satisfied the required criteria under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, and were de-recognized from the Company’s consolidated balance sheets. The maximum receivables that may be sold under the Receivables Purchase Agreement at any time was $235.0 million. As of September 30, 2022, the third party under the Receivables Purchase Agreement informed the Company that, as permitted by the terms of the agreement, it would not be purchasing trade accounts receivable for an unspecified period of time. There can be no assurance that the third party will begin purchasing trade accounts receivable in the near term, or at all.
We believe we have sufficient cash and cash equivalents, including availability under the Secured Credit Facility and new Unsecured Loan Agreements discussed below, to fund our operations, capital expenditures and debt service through fiscal year 2023.
Secured Credit Facility
The Company has a credit facility arrangement with a term loan of $1,250.0 million and a revolving credit facility with a maximum commitment of $300.0 million (the “Secured Credit Facility”). The term loan matures on October 30, 2027 and the revolving facility matures by October 30, 2025. Borrowings under the credit facilities bear interest at a rate equal to, at our option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.00% per annum for all revolving loans and a 0.75% floor for the term loans), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. As of September 30, 2022, we were in compliance with the financial covenants of the Secured Credit Facility.
On March 2, 2022, the Company exercised its right under the Secured Credit Facility to borrow $250.0 million of incremental term loans (the “Incremental Term Loan”). The Incremental Term Loan matures on October 30, 2027. Principal payments on the Incremental Term Loan commenced on June 30, 2022, and are payable quarterly at scheduled amounts, with the balance due at maturity. At the Company’s option, the Incremental Term Loan interest rate is based on either (a) Term secured overnight financing rate (“SOFR”) for the applicable interest period (subject to a floor of 0.75%) plus an applicable margin or (b) base rate equal to the highest of (i) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR for an interest period of one month plus 1.00% (subject to a floor of 0.75% per annum), in each case, plus an applicable margin. As of September 30, 2022, the interest rate on the Incremental Term Loan was SOFR plus 4.25%. Interest is payable on the last business day of the month for the relevant interest period selected.
As of September 30, 2022, we were in compliance with the covenants of the Secured Credit Facility.

Unsecured Loan Agreements
Unsecured 12% Term Loan
On November 8, 2022, the Company entered into a loan agreement with BDT Capital Partners Fund I, L.P. and BDT Capital Partners Fund I-A, L.P. The loan agreement provides for an unsecured term loan facility in an initial aggregate principal amount of $61.2 million (the “Unsecured 12% Term Loan”). The loan agreement provides for additional unsecured term loans in an aggregate principal amount of up to $150.0 million.
The Unsecured 12% Term Loan bears interest at a fixed annual rate equal to 12.0%, payable in kind or in cash, at the election of the Company, on a quarterly basis (and, in the absence of such election, interest will be paid in kind). An upfront fee of 2.0% of the principal amount was paid in kind upon funding of the Unsecured 12% Term Loan. The loan agreement contains no negative covenants and no financial maintenance covenant. The loan agreement with BDT Capital Partners Fund I, L.P. and BDT Capital Partners Fund I-A, L.P. is considered a related party transaction.
On December 11, 2022, the loan agreement with BDT Capital Partners Fund I, L.P. and BDT Capital Partners Fund I-A, L.P. was amended to extend the maturity of the Unsecured 12% Term Loan, as well as any additional unsecured term loans to be entered into under the loan agreement, from January 29, 2026 to January 29, 2028.
Unsecured Credit Facility
On December 11, 2022 the Company entered into a credit facility with Ribeye Parent, LLC (“the Unsecured Credit Facility”), which provides for an unsecured delayed draw term loan of $120.0 million (the “Unsecured 15% Term Loan”) and an unsecured revolving credit facility with an initial aggregate commitment of $230.0 million (the “Unsecured Revolving Loan”). The Unsecured 15% Term Loan and Unsecured Revolving Loan may be drawn down subject to customary closing conditions no later than December 31, 2023.
Borrowings under the Unsecured Credit Facility mature on December 31, 2023 and bear interest at a fixed annual rate equal to 15%, payable in kind or in cash, at the election of the Company, on a quarterly basis (and, in the absence of such election, interest will be paid in kind). An upfront fee of 2.0% of the principal amount shall be payable in kind or in cash upon funding of the Unsecured 15% Term Loan, and a commitment fee of 0.5% per annum or average daily unused commitments under the Unsecured Credit Facility shall also be payable in kind or in cash on a quarterly basis. The Unsecured Credit Facility contains no negative covenants and no financial maintenance covenant. The credit facility with Ribeye Parent, LLC is considered a related party transaction.
Summary of Cash Flows
A summary of our cash flows (used in) provided by operating, investing and financing activities is presented in the following table:

	Fiscal Years Ended September 30,
	2022	2021
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(363,136)	$54,091
Net cash used in investing activities	(100,909)	(178,019)
Net cash provided by financing activities	358,475	109,503
Effect of exchange rate changes on cash and cash equivalents	22,621	(1,850)
Net decrease in cash and cash equivalents	$(82,949)	$(16,275)
Cash (Used In) Provided by Operating Activities
Net cash used in operating activities increased to $363.1 million for the fiscal year ended September 30, 2022 from net cash provided by operating activities of $54.1 million for the fiscal year ended September 30, 2021, a decrease of $417.2 million or 771%. The increase in net cash used in operating activities is primarily due to lower operating results. Additionally, there were unfavorable impacts from accounts payable balances driven by lower purchases in the current year period and the timing of payments.
Cash Used in Investing Activities
Net cash used in investing activities decreased to $100.9 million for the fiscal year ended September 30, 2022 from $178.0 million for the fiscal year ended September 30, 2021, a decrease of $77.1 million or 43%. In the prior year period the Company acquired the June business for net cash payments of $102.2 million and the RMC business for cash payments of $26.3 million, for total cash payments of $128.5 million. This was partially offset by cash proceeds of $14.0 million from the sale of assets in the prior year period. Capital expenditures were $37.4 million higher in Fiscal Year 2022 as compared to the prior year period, primarily related to the Company’s implementation of a global SAP/S4 HANA ERP platform, building improvements for the global headquarters office in the U.S. and capital for the Europe Manufacturing Facility in Poland.
Cash Provided by Financing Activities
Net cash provided by financing activities was $358.5 million for the fiscal year ended September 30, 2022 as compared to $109.5 million for the fiscal year ended September 30, 2021.
During Fiscal Year 2022, the Company received proceeds of $250.0 million from the issuance of the Incremental Term Loan, net proceeds of $167.0 million from borrowings of the Revolving Loan, $11.3 million for the issuance of capital and $4.9 million from other borrowings. The Company paid dividends of $6.4 million and member distributions of $34.5 million as well as made term loan repayments of $13.8 million, paid debt issuance costs of $9.7 million and paid interest rate swap settlement payments of $5.9 million.
Fiscal Year 2021 reflects proceeds from debt refinancing of $1,250.0 million, of which $616.6 million was used to the payoff the previous credit facility. The Company paid a total of $27.7 million of costs associated with the debt refinancing and amendments. In addition, during Fiscal Year 2021, $9.4 million was repaid on the term loan based on the payment schedule. The Company paid member distributions of $315.5 million, repurchased certain members’ interests for cash payments of $188.9 million and paid interest rate swap settlement payments of $5.4 million. These transactions were partially offset by proceeds of $13.1 million for issuance of capital.
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
Dividends/Distributions
On July 25, 2022, the Company announced that the Weber Inc. Board suspended the quarterly cash dividend.
Credit Rating
Effective July 2022, the S&P credit rating for Weber Inc. was CCC+.
Contractual Obligations
As of September 30, 2022, significant contractual obligations related to debt were $1,428.7 million of borrowings and $413.5 million of interest for our term loans, which become due through 2027. Projected interest costs on variable rate instruments were calculated using market rates at September 30, 2022. See Note 7 to our consolidated financial statements. We also have contractual obligations for leases, including machinery and equipment, vehicles, IT assets, office equipment, real estate and other assets. See Note 6 to our consolidated financial statements.
Other Information
As of September 30, 2022, $22.7 million of our $24.6 million in cash and cash equivalents was held in jurisdictions outside of the U.S. Cash held outside the U.S. may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities.
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
Inventories
Inventories include finished products and work-in-process and materials associated with production and are recorded at standard cost, which approximates actual cost, primarily using the first-in, first-out method. Inventory costs include those costs directly attributable to products, including all manufacturing overhead, but excluding costs to distribute. Inventories are valued at the lower of cost or market (net realizable value), including appropriate consideration given to obsolescence, excessive inventory levels, product deterioration and other factors.
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
During the quarter ended June 30, 2022, the Company determined that a triggering event had occurred given the negative impact to its operating results from the current macroeconomic environment, including inflation, foreign exchange fluctuations, supply chain disruptions and higher freight and fuel costs. Accordingly, the Company performed a quantitative assessment for all reporting units, which compared the reporting units’ fair values to their respective carrying values. The assessment included estimates of future revenue, future cash flows and applicable discount rates. The Company determined that no impairment charge was required with respect to goodwill and indefinite-lived intangible assets as a result of this quantitative assessment and for the fiscal year ended September 30, 2022. Additionally, no indicators of impairment for other intangible assets subject to amortization were identified during the fiscal year ended September 30, 2022.
During the fiscal year ended September 30, 2021, the Company performed a qualitative assessment of its goodwill and indefinite-lived intangible assets and noted no impairment. Additionally, no indicators of impairment for other intangible assets subject to amortization were identified during the fiscal year ended September 30, 2021.
Indefinite-Lived Intangibles
Our trademark, Weber, has been assigned an indefinite life as we currently anticipate that this trademark will contribute cash flows to us indefinitely. We evaluate whether the trademark continues to have an indefinite life on an annual basis. The trademark is reviewed for impairment at least annually and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. We perform a qualitative assessment of whether it is more likely than not that the trademark’s fair value is less than its carrying value. The qualitative impairment assessment includes various factors including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and any reporting unit specific events. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. No impairment charge for our trademark was recorded for the fiscal years ended September 30, 2022, 2021 and 2020.
Long-Lived Assets
A long-lived asset (including amortizable identifiable intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. When indicators of impairment are present, the Company evaluates the carrying value of the long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company adjusts the net book value of the long-lived assets to fair value if the sum of the expected future cash flows is less than book value. No impairment charge for our long-lived assets was recorded for the fiscal years ended September 30, 2022, 2021 and 2020.
Equity Based Compensation
Stock-Based Compensation
The Company measures stock-based compensation at fair value on the grant date, or modification date if applicable, of the award. For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized over the service period of the awards based on the graded-vesting method. Forfeitures are accounted for as they occur. Stock-based compensation expense is classified in the consolidated statements of operations based on the function to which the related services are provided. The costs of equity awards are recorded to Additional paid-in capital on the consolidated balance sheets.
Unit-Based Compensation
Prior to the Company's IPO, the Company granted unit-based awards to certain employees, including profits interest units and Pre-IPO Management Incentive Compensation Plan (“Legacy LTIP”) awards. As described within the Change in Accounting Principle section below, the Company changed its methodology for valuing the profits interest units and Legacy LTIP awards from the intrinsic value methodology to fair value during the fiscal year ended September 30, 2021. Both awards were also modified from liability-based awards to equity-based awards during the fiscal year ended September 30, 2021, and the awards were remeasured on the modification date with any changes in fair value recognized in compensation expense. No subsequent remeasurement will be performed unless additional modifications are made to the awards. Compensation expense associated with the awards is recognized over the service period of the awards based on the graded-vesting method.
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
The value of the Legacy LTIP awards prior to modification was based on achievement of performance metrics established by the Compensation Committee of the Board and was remeasured at each reporting period. As the units issued were based on performance metrics, the expense was adjusted for the ultimate number of units expected to be issued as of the end of each reporting period prior to the IPO.
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
Change in Accounting Principle
In anticipation of becoming a public company, as defined in ASC 718, Compensation—Stock Compensation, the Company changed its methodology for valuing the profits interest units and Legacy LTIP awards during the fiscal year ended September 30, 2021. Profits interest units and Legacy LTIP awards historically were accounted for as liability compensatory awards under ASC 710, Compensation—General, and valued using the intrinsic value method, as permitted by ASC 718 for nonpublic entities. The change resulted in additional compensation expense of $12.5 million during the fiscal year ended September 30, 2021. The effect of the change represents the difference in compensation costs measured using the intrinsic value method and the fair value method. The Legacy LTIP awards were not impacted by the change in valuation methods due to the nature of the grant terms and underlying calculation.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our borrowings, which carry variable interest rates. Our borrowings include our credit facility (term loans and a revolving credit facility). Because our borrowings bear interest at a variable rate, we are exposed to market risks relating to changes in interest rates. We purchase interest rate swap contacts to minimize the effect of fluctuating variable interest rates under the credit facility on interest expense within our reported operating results. A hypothetical 10% change in the interest rates on our term loans and revolving facility would result in a change to annual interest expense of $0.6 million in fiscal year 2022, an immaterial amount in fiscal year 2021 and $0.5 million in fiscal year 2020.
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
Raw Materials / Commodity Price Risk
The price and availability of key raw materials and components used to manufacture our products, including aluminum ingot, carbon steel, enameling iron, stainless-steel, certain plastic materials, certain electronic components and various engineered coating materials, as well as manufacturing equipment and molds, may fluctuate significantly. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, currency fluctuations and global demand trends. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.
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
The Company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables, trade payables, and net sales denominated in currencies other than the U.S. dollar. For Fiscal Year 2022, approximately 54% of our net sales were denominated in a currency other than our functional U.S. dollar currency. These sales were primarily transacted in Euros, Australian dollars and Canadian dollars. Consequently, we are exposed to the impact of exchange rate volatility between the U.S. dollar and these currencies. A hypothetical 10% change in the relative value of the U.S. dollar to the Euro, Australian dollar and Canadian dollar would impact our net sales by $39.4 million, $8.6 million and $10.8 million, respectively, for Fiscal Year 2022. To hedge against this risk, we enter into foreign currency forward exchange contracts for certain U.S. trade receivable positions with our foreign operations.
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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Weber Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Weber Inc. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, equity (deficit), and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 14, 2022 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Accrued Warranties
Description of the Matter
At September 30, 2022, accrued warranties were $28.7 million. The Company offers warranties on most of its products, and the specific terms and conditions of the warranties offered by the Company vary depending upon the product sold. The Company estimates the costs that may be incurred under its warranty plans and the period for which claims are honored and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, the type of products sold, historical and anticipated rates of warranty claims, the warranty period, and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Auditing the product warranty liability was complex due to the judgmental nature of the warranty loss experience assumptions, including the estimated product failure rate, the estimated cost of product replacement, and the period for which warranty claims are honored.

How We Addressed the Matter in Our Audit
To test the accrued product warranty liability, our audit procedures included, among others, evaluating the methodologies and assumptions used by the Company to estimate this liability as well as the completeness and accuracy of the underlying data used in the estimation process. We evaluated the assumptions used by management and compared them to historical trends, evaluated the change in estimated accruals from the prior periods, and assessed the historical accuracy of the Company’s estimates. We involved our actuarial specialists in evaluating the Company’s methodology and calculations of accrued warranty used to estimate warranty expense for substantially all of the Company’s products. These specialist procedures also included producing an independent corroborative range of reasonable estimates of the Company’s unpaid warranty liabilities as of September 30, 2022.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1971.

Chicago, Illinois
December 14, 2022

Weber Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	September 30, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$24,568	$107,517
Accounts receivable, less allowances (1)	54,667	138,683
Inventories, net	339,503	332,621
Prepaid expenses and other current assets	91,009	68,236
Total current assets	509,747	647,057
Property, equipment and leasehold improvements, net	211,256	162,829
Operating lease right-of-use assets (2)	71,879	66,962
Other long-term assets	72,732	61,454
Trademarks, net	354,435	357,821
Other intangible assets, net	123,783	144,257
Goodwill	104,142	110,612
Total assets	$1,447,974	$1,550,992
Liabilities and equity (deficit)
Current liabilities:
Trade accounts payable	$158,298	$330,669
Accrued expenses (3)	122,656	150,610
Income taxes payable	5,788	4,823
Current portion of long-term debt and other borrowings	186,910	12,500
Current portion of long-term financing obligation	675	592
Total current liabilities	474,327	499,194
Long-term debt, less current portion	1,213,235	984,818
Long-term financing obligation, less current portion	37,719	38,394
Non-current operating lease liabilities (4)	60,544	55,329
Tax Receivable Agreement liability	—	9,226
Other long-term liabilities	74,085	85,376
Total liabilities	1,859,910	1,672,337
Commitments and Contingencies (Note 10)
Class A Common Stock, $0.001 par value - 3,000,000,000 shares authorized, 53,102,598 and 52,533,388 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	53	53
Class B Common Stock, $0.00001 par value - 1,500,000,000 shares authorized, 234,506,636 and 233,572,370 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	2	2
Preferred Stock, $0.0001 par value - 1,500,000,000 shares authorized, zero shares issued and outstanding as of both September 30, 2022 and 2021	—	—
Additional paid-in capital	15,735	6,109
Accumulated other comprehensive loss	(4,762)	(9,280)
Retained earnings (deficit)	(87,851)	(7,646)
Total Weber Inc. equity (deficit)	(76,823)	(10,762)
Noncontrolling interests	(335,113)	(110,583)
Total equity (deficit)	(411,936)	(121,345)
Total liabilities and equity (deficit)	$1,447,974	$1,550,992
_____________
(1)Includes related party royalty receivables of $50 and $119 at September 30, 2022 and 2021, respectively (see Note 12).
(2)Includes related party operating lease assets of $1,074 and $1,629 at September 30, 2022 and 2021, respectively (see Note 12).
(3)Includes related party operating lease liabilities of $365 and $431 at September 30, 2022 and 2021, respectively (see Note 12).
(4)Includes related party operating lease liabilities of $738 and $1,198 at September 30, 2022 and 2021, respectively (see Note 12).
The accompanying notes are an integral part of these consolidated financial statements.

Weber Inc.
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)

	Fiscal Years Ended September 30,
	2022	2021	2020
Net sales (1)	$1,586,459	$1,982,406	$1,525,260
Cost of goods sold (2)	1,152,388	1,157,189	915,586
Gross profit	434,071	825,217	609,674
Operating expenses:
Selling, general and administrative (3)(4)	584,631	738,830	444,975
Amortization of intangible assets	20,605	17,220	13,235
Restructuring costs	22,445	—	—
Gain on disposal of assets held for sale	—	(5,185)	—
(Loss) income from operations	(193,610)	74,352	151,464
Foreign currency loss (gain)	31,893	(23)	5,081
Interest expense, net (5)	75,623	65,879	39,087
Gain on Tax Receivable Agreement liability remeasurement	(9,226)	—	—
Loss from early extinguishment of debt	—	5,448	—
Other expense	502	—	—
(Loss) income before taxes	(292,402)	3,048	107,296
Income tax expense	37,578	3,004	13,812
(Gain) loss from investments in unconsolidated affiliates	—	(5,505)	4,604
Net (loss) income	$(329,980)	$5,549	$88,880
Net loss attributable to noncontrolling interests	(256,392)	(42,177)	—
Net (loss) income attributable to Weber Inc.	$(73,588)	$47,726	$88,880
Earnings (loss) per share of Class A common stock (6)
Basic	$(1.37)	$(0.13)	N/A
Diluted	$(1.37)	$(0.13)	N/A
Weighted average shares outstanding
Basic	53,539,619	51,788,320	N/A
Diluted	53,539,619	51,788,320	N/A
_____________
(1)Includes related party royalty revenue of $493, $247 and $386 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively (see Note 12).
(2)Includes related party rental expense of zero, $676 and $718 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively (see Note 12).
(3)Includes related party rental expense of $665, $538 and $235 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively (see Note 12).
(4)Includes related party compensation expense of $420, zero and zero for the fiscal years ended September 30, 2022, 2021 and 2020, respectively (see Note 12).
(5)Includes related party interest income of $3, $47 and $56 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively (see Note 12).
(6)Basic and diluted earnings (loss) per share in fiscal year 2021 represent only the period from August 5, 2021 to September 30, 2021 (see Note 18).
The accompanying notes are an integral part of these consolidated financial statements.

Weber Inc.
Consolidated Statements of Comprehensive (Loss) Income
(dollars in thousands)

	Fiscal Years Ended September 30,
	2022	2021	2020
Net (loss) income	$(329,980)	$5,549	$88,880
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income tax benefit of zero, $137 and zero	(42,728)	(3,269)	19,956
Gain (loss) on derivative instruments, net of income tax of zero, $275 and zero	67,302	21,742	(16,275)
Comprehensive (loss) income	(305,406)	24,022	92,561
Less: Comprehensive loss attributable to noncontrolling interests	(236,336)	(39,530)	—
Comprehensive (loss) income attributable to Weber Inc.	$(69,070)	$63,552	$92,561
The accompanying notes are an integral part of these consolidated financial statements.

Weber Inc.
Consolidated Statements of Equity (Deficit)
(dollars in thousands, except share data)

		Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive (Loss) Income
	Members' Equity (Deficit)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Retained Earnings	Non-controlling Interests	Total Equity (Deficit)
Balance at September 30, 2019	$(49,499)	—	$—	—	$—	$—	$—	$—	$(48,411)	$(23,850)	$—	$—	$(121,760)
Capital contributions	125	—	—	—	—	—	—	—	—	—	—	—	125
Interest income on notes receivable	(56)	—	—	—	—	—	—	—	—	—	—	—	(56)
Net income	88,880	—	—	—	—	—	—	—	—	—	—	—	88,880
Unit-based compensation	142	—	—	—	—	—	—	—	—	—	—	—	142
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	19,956	—	—	—	19,956
Loss on derivative instruments	—	—	—	—	—	—	—	—	—	(20,679)	—	—	(20,679)
Reclassification of realized loss on derivative instruments to net income	—	—	—	—	—	—	—	—	—	4,404	—	—	4,404
Application of ASC 842	2,482	—	—	—	—	—	—	—	—	—	—	—	2,482
Members’ distributions	(17,042)	—	—	—	—	—	—	—	—	—	—	—	(17,042)
Balance at September 30, 2020	$25,032	—	$—	—	$—	—	$—	$—	$(28,455)	$(40,125)	$—	$—	$(43,548)
Activity prior to the IPO and Reorganization Transactions
Capital contributions	12,094	—	—	—	—	—	—	—	—	—	—	—	12,094
Issuance of common units in connection with acquisition	14,582	—	—	—	—	—	—	—	—	—	—	—	14,582
Repurchase of members’ interest	(188,860)	—	—	—	—	—	—	—	—	—	—	—	(188,860)
Interest income on notes receivable	(42)	—	—	—	—	—	—	—	—	—	—	—	(42)
Notes receivable repayments	981	—	—	—	—	—	—	—	—	—	—	—	981
Net income	54,527	—	—	—	—	—	—	—	—	—	—	—	54,527
Unit-based compensation	4,941	—	—	—	—	—	—	—	—	—	—	—	4,941
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	2,082	—	—	—	2,082
Gain on derivative instruments	—	—	—	—	—	—	—	—	—	6,681	—	—	6,681
Reclassification of realized loss on derivative instruments to net income	—	—	—	—	—	—	—	—	—	8,904	—	—	8,904
Members’ distributions	(315,600)	—	—	—	—	—	—	—	—	—	—	—	(315,600)
Effects of the IPO and Reorganization Transactions

Weber Inc.
Consolidated Statements of Equity (Deficit)
(dollars in thousands, except share data)

		Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive (Loss) Income
	Members' Equity (Deficit)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Retained Earnings	Non-controlling Interests	Total Equity (Deficit)
Reorganization Transactions	$392,345	32,326,931	$32	235,921,684	$2	$—	$—	$(27,210)	$23,207	$21,595	$—	$(390,054)	$19,917
Issuance of Class A common stock in connection with the IPO, net of issuance costs of $21,348	—	17,857,143	18	—	—	—	—	228,330	—	—	—	—	228,348
Noncontrolling interests adjustment for issuance of new LLC units associated with IPO and distribution of proceeds from IPO to HoldCo	—	—	—	—	—	—	—	(209,912)	(1,443)	(1,343)	—	212,698	—
Profits interest modification	—	—	—	—	—	—	—	17,945	—	—	—	84,747	102,692
Proceeds from Greenshoe option (net of issuance costs)	—	1,000,000	1	—	—	—	—	13,299	—	—	—	—	13,300
Repurchase of Class A shares and LLC units with Greenshoe proceeds	—	(122,924)	—	(877,076)	—	—	—	(13,531)	(81)	(75)	—	387	(13,300)
Proceeds from Greenshoe option (net of issuance costs)	—	1,678,571	2	—	—	—	—	22,325	—	—	—	—	22,327
Repurchase of Class A shares and LLC units with Greenshoe proceeds	—	(206,333)	—	(1,472,238)	—	—	—	(22,752)	(135)	(126)	—	686	(22,327)
Recognition of payables pursuant to the Tax Receivable Agreement resulting from the purchase of LLC units and shares of Class B common stock net of a deferred tax asset of $2,161	—	—	—	—	—	—	—	(7,065)	—	—	—	—	(7,065)
Activity subsequent to the IPO
Interest income on notes receivable	—	—	—	—	—	—	—	(1)	—	—	—	(4)	(5)
Members' distributions	—	—	—	—	—	—	—	17	—	—	—	75	92
Stock-based compensation	—	—	—	—	—	—	—	1,420	—	—	—	6,341	7,761
LTIP modification	—	—	—	—	—	—	—	3,570	—	—	—	15,946	19,516
Recognition of deferred tax asset associated with LTIP modification	—	—	—	—	—	—	—	(1,171)	—	—	—	—	(1,171)
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	(6,801)	(42,177)	(48,978)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(867)	—	—	(4,484)	(5,351)
Gain on derivative instruments	—	—	—	—	—	—	—	—	—	649	—	3,784	4,433

Weber Inc.
Consolidated Statements of Equity (Deficit)
(dollars in thousands, except share data)

		Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive (Loss) Income
	Members' Equity (Deficit)	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Retained Earnings	Non-controlling Interests	Total Equity (Deficit)
Reclassification of realized loss on derivative instruments to net income	—	—	—	—	—	—	—	—	—	252	—	1,472	1,724
Distribution to equity holders	—	—	—	—	—	—	—	845	—	—	(845)	—	—
Balance at September 30, 2021	$—	52,533,388	$53	233,572,370	$2	—	$—	$6,109	$(5,692)	$(3,588)	$(7,646)	$(110,583)	$(121,345)
Repayment of member notes	—	—	—	1,072,849	—	—	—	2,077	—	—	—	9,273	11,350
Issuance of Class A shares for equity awards	—	309,381	—	—	—	—	—	(1,509)	—	—	—	—	(1,509)
Conversion of Paired Interests	—	138,583	—	(138,583)	—	—	—	—	—	—	—	—	—
Issuance of Class A shares under Employee Stock Purchase Plan	—	121,246	—	—	—	—	—	743	—	—	—	—	743
Net loss	—	—	—	—	—	—	—	—	—	—	(73,588)	(256,392)	(329,980)
Interest income on notes receivable	—	—	—	—	—	—	—	(3)	—	—	—	—	(3)
Dividends on Class A shares and equity awards	—	—	—	—	—	—	—	—	—	—	(6,617)	—	(6,617)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(34,548)	(34,548)
Stock-based compensation	—	—	—	—	—	—	—	8,318	—	—	—	37,081	45,399
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(7,872)	—	—	(34,856)	(42,728)
Gain on derivative instruments	—	—	—	—	—	—	—	—	—	10,792	—	47,816	58,608
Reclassification of realized loss on derivative instruments to net loss	—	—	—	—	—	—	—	—	—	1,598	—	7,096	8,694
Balance at September 30, 2022	$—	53,102,598	$53	234,506,636	$2	—	$—	$15,735	$(13,564)	$8,802	$(87,851)	$(335,113)	$(411,936)
The accompanying notes are an integral part of these consolidated financial statements.

Weber Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Years Ended September 30,
	2022	2021	2020
Operating activities
Net (loss) income	$(329,980)	$5,549	$88,880
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for depreciation	40,729	27,082	29,112
Provision for amortization of intangible assets	20,605	17,220	13,235
Provision for amortization of deferred financing costs	4,966	3,803	2,935
Deferred income tax expense (benefit)	20,447	(12,954)	445
Stock/unit-based compensation	45,399	131,176	4,514
Gain on Tax Receivable Agreement liability remeasurement	(9,226)	—	—
(Gain) loss from investments in unconsolidated affiliates	—	(5,505)	4,604
Gain on disposal of assets held for sale	—	(5,185)	—
Loss from early extinguishment of debt	—	5,448	—
Changes in operating assets and liabilities
Accounts receivable	51,204	(7,320)	(25,511)
Inventories	(44,125)	(99,506)	(44,179)
Prepaid expenses and other current assets	(13,668)	(25,227)	(16,711)
Trade accounts payable	(153,883)	12,996	196,213
Accrued expenses	(11,062)	(1,701)	52,115
Income taxes payable	2,052	(4,189)	4,193
Other	13,406	12,404	(4,667)
Net cash (used in) provided by operating activities	(363,136)	54,091	305,178
Investing activities
Proceeds from disposal of property, equipment and leasehold improvements	19	14,029	7,207
Additions to property, equipment and leasehold improvements	(100,928)	(63,534)	(29,414)
Payments for acquisitions	—	(128,514)	—
Net cash used in investing activities	(100,909)	(178,019)	(22,207)
Financing activities
Proceeds from issuance of long-term debt	250,000	1,250,000	—
Payments for deferred financing costs	(9,700)	(27,703)	(3,233)
Payments for capitalized offering costs	(2,109)	(7,043)	—
Interest rate swap settlement payments	(5,862)	(5,380)	—
Proceeds from contribution of capital, net	11,346	13,075	125
Proceeds from Initial Public Offering	—	237,500	—
Proceeds received from Greenshoe option	—	35,627	—
Repurchase of Class A shares and LLC units	—	(35,627)	—
Repurchase of members’ interests	—	(188,860)	—
Dividends paid	(6,401)	—	—
Members’ distributions	(34,548)	(315,508)	(17,042)
Proceeds from financing obligation	—	—	39,500
Borrowings from revolving credit facility	965,500	217,000	497,462
Payments on revolving credit facility	(798,500)	(217,000)	(674,162)
Proceeds from other borrowings	4,910	—	—
Payments of long-term debt	(13,750)	(845,725)	(33,550)
Payment for the acquired Q Grill Trademark	—	—	(18,000)
Shares withheld to satisfy employee tax obligations	(1,509)	—	—
Other financing activities	(902)	(853)	(4,340)
Net cash provided by (used in) financing activities	358,475	109,503	(213,240)

Weber Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Years Ended September 30,
	2022	2021	2020
Effect of exchange rate changes on cash and cash equivalents	22,621	(1,850)	9,396
(Decrease) increase in cash and cash equivalents	(82,949)	(16,275)	79,127
Cash and cash equivalents at beginning of period	107,517	123,792	44,665
Cash and cash equivalents at end of period	$24,568	$107,517	$123,792
Supplemental disclosures of cash flow information:
Cash paid for interest	$66,082	$56,456	$43,095
Cash paid for income taxes, net of refunds of $316, $4,336 and $730, respectively	$17,280	$20,517	$10,295
Supplemental disclosures of non-cash investing and financing information:
Property and equipment included in accounts payable and accrued expenses	$26,407	$32,561	$5,517
Capitalized offering costs included in accounts payable and accrued expenses	$—	$2,109	$—
Settlement of existing relationship through business combination	$—	$9,776	$—
Issuance of common units for business acquisition	$—	$14,582	$—
The accompanying notes are an integral part of these consolidated financial statements.

Weber Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General
Description of Business
Weber Inc. (“Weber,” “Company,” “we,” and “our”), together with its subsidiaries, is an outdoor cooking company in the global outdoor cooking market. Our product portfolio includes traditional charcoal grills, gas grills, smokers, pellet grills, electric grills and related accessories. Our full range of products are sold in 78 countries.
We are headquartered in Palatine, Illinois, and our stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WEBR.”
Organization
Weber Inc., a Delaware corporation, was formed in April 2021 for the purpose of facilitating an initial public offering (“IPO”) of its Class A common stock, facilitating organizational transactions and to operate the business of Weber HoldCo LLC and its consolidated subsidiaries. The Company historically conducted its business through Weber-Stephen Products LLC prior to the IPO. Following the Company's IPO in August 2021, Weber Inc. is a holding company and its primary asset is a controlling equity interest in Weber HoldCo LLC, a Delaware limited liability company formed in April 2021. As part of the IPO and other associated transactions (collectively referred to as the “Reorganization Transactions”) that are further discussed in Note 16, Weber-Stephen Products LLC became a wholly owned subsidiary of Weber HoldCo LLC, and will continue as the primary operating company.
Consolidation and Basis of Presentation
The accompanying consolidated financial statements of Weber Inc. were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
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
The Company has elected to account for shipping and handling activities as a fulfillment cost. Accordingly, all shipping and handling activity costs are recognized as Selling, general and administrative expenses at the time the related revenue is recognized. The Company recognized shipping and handling activity costs of $164.0 million, $163.8 million and $116.3 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. Amounts invoiced to customers for shipping and handling are recorded in Net sales. Any taxes collected on behalf of government authorities are excluded from Net sales.
Accounts Receivable
Sales of Accounts Receivable
In March 2022, the Company entered into an agreement to sell certain trade accounts receivable to a third party financial institution (“Receivables Purchase Agreement”). The Receivables Purchase Agreement results in the transfer of the trade accounts receivable and associated risks to the third party and provides the third party with the full benefits and burdens of ownership in exchange for cash proceeds to the Company. The trade accounts receivable transferred were accounted for as sales of receivables as they had satisfied the required criteria under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, and were de-recognized from the Company’s consolidated balance sheets. The maximum receivables that may be sold under the Receivables Purchase Agreement at any time is $235.0 million. As of June 30, 2022, the third party under the Receivables Purchase Agreement informed the Company that, as permitted by the terms of the agreement, it would not be purchasing trade accounts receivable for an unspecified period of time. There can be no assurance that the third party will begin purchasing trade accounts receivable in the near term, or at all.
The Company had no retained interest in the trade accounts receivable sold, however, the Company did have collection and administrative responsibilities for the sold trade accounts receivable. The Company had not recorded any servicing assets or liabilities as of September 30, 2022 in conjunction with the Receivables Purchase Agreement as the fair value of these servicing arrangements and fees earned were not material.

Trade accounts receivable sold under the Receivables Purchase Agreement were $141.8 million for the fiscal year ended September 30, 2022. There were no trade accounts receivable sold that remained outstanding as of September 30, 2022. The net proceeds received during the fiscal year ended September 30, 2022 were included in Net cash (used in) provided by operating activities in the consolidated statements of cash flows. The difference between the carrying amount of the trade accounts receivable sold and the sum of the cash received was $0.5 million for the fiscal year ended September 30, 2022 and was recorded as a loss on sale of receivables in Other expense in the consolidated statements of operations. There were no sales of accounts receivable in the fiscal years ended September 30, 2021 or 2020.
Allowance for Expected Credit Losses
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
The Company’s allowances are as follows (dollars in thousands):

Balance at September 30, 2020	$3,262
Charges (credits) to the provision, net	591
Accounts written off, net of recoveries	(1,233)
Balance at September 30, 2021	2,620
Charges (credits) to the provision, net	1,046
Accounts written off, net of recoveries	(64)
Balance at September 30, 2022	$3,602
Inventories
Inventories include finished products and work-in-process and materials associated with production and are valued at the lower of cost or market (net realizable value), primarily using the first-in, first-out method. In evaluating net realizable value, appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors.
The components of inventory are as follows:

	September 30,
	2022	2021
	(dollars in thousands)
Work-in-process and materials	$68,186	$60,367
Finished products	271,317	272,254
Total inventories, net	$339,503	$332,621
Prepaid expenses and other current assets
The components of prepaid expenses and other current assets are as follows:

	September 30,
	2022	2021
	(dollars in thousands)
Value added taxes receivable	$30,407	$14,572
Current portion of derivative instruments	22,277	12,274
Other	38,325	41,390
Total prepaid expenses and other current assets	$91,009	$68,236

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
During the fiscal year ended September 30, 2020, the Company determined that one of its manufacturing sites was considered to be assets held for sale, since the asset group was being marketed for sale and all the criteria to be classified as held for sale under ASC 360, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets, had been met. The related buildings and its content were vacated and the Company no longer required these assets for its future operations. The carrying value of these assets was $8.3 million as of September 30, 2020 and was recorded within Property, equipment and leasehold improvements, net. Assets held for sale are measured at the lower of their carrying value or the fair value less cost to sell. On December 30, 2020, the Company disposed of this manufacturing site, for net cash proceeds of $13.5 million which resulted in a gain of $5.2 million.
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
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual impairment review of goodwill during the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment of its goodwill exist, to determine whether the carrying value of the recorded goodwill is impaired. When assessing goodwill for impairment, the Company considers (i) the amount of excess fair value over the carrying value of each reporting unit, (ii) the period of time since a reporting unit’s last quantitative test and (iii) other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting units are less than their respective carrying values. Examples of qualitative factors that the Company assesses include its financial performance, market and competitive factors in its industry and other events specific to its reporting units. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative impairment test by comparing reporting unit carrying values to estimated fair values. See Note 2 for further information.
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
Foreign Currency Transactions and Translation
Gains or losses on foreign currency transactions during the fiscal year have been included in the accompanying consolidated statements of operations. The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currencies. Accordingly, assets and liabilities of foreign affiliates are translated at current exchange rates, and operations accounts are translated at the average rates during the period. Related translation adjustments are reported as a component of comprehensive (loss) income.
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
In accordance with ASC 740, Income Taxes, the Company evaluates the technical merits of its income tax positions and establishes unrecognized income tax benefits for uncertain tax positions when deemed appropriate. The Company’s practice is to recognize interest and penalties related to income tax matters in Income tax expense in the consolidated statements of operations. See Note 9 for further information.
Derivative Instruments
The Company uses interest rate swap contracts to reduce its exposure to fluctuations in interest rates. The Company also enters into foreign currency forward contracts to reduce its exposure to fluctuations in foreign currency denominated sales and the respective cash flows impacting Gross profit. When entered, these foreign currency forward contracts are designated as cash flow hedges of underlying exposures and de-designated when the foreign currency denominated sale of inventory is made to a third party. The gains or losses from changes in the fair value of foreign exchange contracts de-designated as cash flow hedges are recorded in Foreign currency loss (gain).
The Company uses commodity index contracts to reduce its exposure to fluctuations in cash flows relating to the purchases of aluminum and steel-based components and raw materials impacting Gross profit.
Cash flows related to the settlement of derivative instruments designated as cash flow hedges are classified within operating activities. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive (loss) income and reclassified to earnings when the hedged item affects earnings.
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. The Company deals with only investment-grade counterparties and monitors the overall credit risk and exposure to individual counterparties. The

Company did not experience any nonperformance by a counterparty during the fiscal years ended September 30, 2022, 2021 or 2020. The Company did not require, nor did it post, collateral or security on such contracts.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income attributable to Weber Inc. by the weighted average number of Class A common stock outstanding during the period. Restricted stock units (“RSUs”) awarded as part of the Company’s stock compensation program are included in the weighted-average Class A common shares outstanding in the calculation of basic earnings per share once the units are fully vested. Diluted earnings (loss) per share is calculated by giving effect to the potentially dilutive weighted average impact of profits interest awards, RSUs, and HoldCo LLC Units that are convertible into our Class A common stock when paired with an equal number of Class B common stock (together referred to as “Paired Interests”).
Equity Compensation
Stock-Based Compensation
The Company measures stock-based compensation at fair value on the grant date, or modification date if applicable, of the award. For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and expense is recognized over the service period of the awards based on the graded-vesting method. Forfeitures are accounted for as they occur. Stock-based compensation expense is classified in the consolidated statements of operations based on the function to which the related services are provided. The costs of equity awards are recorded to Additional paid-in capital on the consolidated balance sheets.
Unit-Based Compensation
Prior to the Company's IPO, the Company granted unit-based awards to certain employees, including profits interest units and Pre-IPO Management Incentive Compensation Plan (“Legacy LTIP”) awards. As described within the Change in Accounting Principle section below, the Company changed its methodology for valuing the profits interest units and Legacy LTIP awards from the intrinsic value methodology to fair value during the fiscal year ended September 30, 2021. Both awards were also modified from liability-based awards to equity-based awards during the fiscal year ended September 30, 2021, and the awards were remeasured on the modification date with any changes in fair value recognized in compensation expense. No subsequent remeasurement will be performed unless additional modifications are made to the awards. Compensation expense associated with the awards is recognized over the service period of the awards based on the graded-vesting method.
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
The value of the Legacy LTIP awards prior to modification was based on achievement of performance metrics established by the Compensation Committee of the Board of Directors and was remeasured at each reporting period. As the units issued were based on performance metrics, the expense was adjusted for the ultimate number of units expected to be issued as of the end of each reporting period prior to the IPO.
Advertising Costs
The Company expenses advertising costs upon the first display of the advertisement and includes advertising expenses in Selling, general and administrative expenses in the consolidated statements of operations. The Company incurred advertising expenses of $71.4 million, $110.1 million and $68.7 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Research and Development Costs
Research and development costs are charged to expense as incurred and included in Selling, general and administrative expenses in the consolidated statements of operations. The Company incurred research and development expenses of $49.7 million, $42.8 million and $18.2 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
Change in Accounting Principle
In anticipation of becoming a public company, as defined in ASC 718, Compensation—Stock Compensation, the Company changed its methodology for valuing the profits interest units and Legacy LTIP awards during the fiscal year ended September 30, 2021. Profits interest units and Legacy LTIP awards historically were accounted for as liability compensatory awards under ASC 710, Compensation—General, and valued using the intrinsic value method, as permitted by ASC 718 for nonpublic entities. The change resulted in additional compensation expense of $12.5 million during the fiscal year ended September 30, 2021. The effect of the change represents the difference in compensation costs measured using the intrinsic value method and the fair value method. The Legacy LTIP awards were not impacted by the change in valuation methods due to the nature of the grant terms and underlying calculation.
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
New Accounting Pronouncements Issued but Not Yet Adopted
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. This guidance is not expected to have a material impact on our consolidated financial statements.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our consolidated financial statements.
2. Goodwill and Other Intangibles
Goodwill allocated to Weber's reportable segments and changes in the carrying amount of goodwill during the fiscal years ended September 30, 2022 and 2021 were as follows:

	Americas	EMEA	APAC	Total
	(dollars in thousands)
Balance as of September 30, 2020	$19,219	$10,722	$629	$30,570
Acquisitions	54,477	—	27,120	81,597
Foreign exchange	—	(133)	(1,422)	(1,555)
Balance as of September 30, 2021	73,696	10,589	26,327	110,612
Acquisitions(1)	(1,284)	—	—	(1,284)
Foreign exchange	—	(1,624)	(3,562)	(5,186)
Balance as of September 30, 2022	$72,412	$8,965	$22,765	$104,142
_____________
(1)Represents a measurement period adjustment related to the June acquisition resulting from a change in the fair value of a liability.

The Company evaluates goodwill and indefinite-lived intangible assets for possible impairment during the fourth quarter of the Company's fiscal year or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
During the quarter ended June 30, 2022, the Company determined that a triggering event had occurred given the negative impact to its operating results from the current macroeconomic environment, including inflation, foreign exchange fluctuations, supply chain disruptions and higher freight and fuel costs. Accordingly, the Company performed a quantitative assessment for all reporting units, which compared the reporting units’ fair values to their respective carrying values. The assessment included estimates of future revenue, future cash flows and applicable discount rates. The Company determined that no impairment charge was required with respect to goodwill and indefinite-lived intangible assets as a result of this quantitative assessment and for the fiscal year ended September 30, 2022. Additionally, no indicators of impairment for other intangible assets subject to amortization were identified during the fiscal year ended September 30, 2022.
During the fiscal year ended September 30, 2021, the Company performed a qualitative assessment of its goodwill and indefinite-lived intangible assets and noted no impairment. Additionally, no indicators of impairment for other intangible assets subject to amortization were identified during the fiscal year ended September 30, 2021.
The Company’s intangible assets consist of the following:

	September 30, 2022
	Weighted-Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(dollars in thousands)
Trademark—Weber	N/A	$310,000	$—	$310,000
Trademarks—Other	13.6	55,900	(11,465)	44,435
Trademarks, net		365,900	(11,465)	354,435
Customer lists	8.2	89,215	(55,279)	33,936
Patents	7.1	3,428	(1,647)	1,781
In-process research and development	4.3	4,500	(2,550)	1,950
Developed technology	13.3	87,000	(9,939)	77,061
Reacquired rights	1.8	12,019	(5,408)	6,611
Non-compete agreement	1.3	5,700	(3,256)	2,444
Other intangible assets, net		201,862	(78,079)	123,783
Total		$567,762	$(89,544)	$478,218

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(dollars in thousands)
Trademark—Weber	$310,000	$—	$310,000
Trademarks—Other	55,900	(8,079)	47,821
Trademarks, net	365,900	(8,079)	357,821
Customer lists	91,563	(50,483)	41,080
Patents	49,428	(47,389)	2,039
In-Process research and development	4,500	(2,100)	2,400
Developed technology	87,000	(4,139)	82,861
Reacquired rights	13,568	(2,035)	11,533
Non-compete agreement	6,300	(1,956)	4,344
Other intangible assets, net	252,359	(108,102)	144,257
Total	$618,259	$(116,181)	$502,078

The Company’s indefinite-lived intangible assets consist of Trademark—Weber.
The Company expects to record the following amortization expense on intangible assets for each of the next five years and thereafter (dollars in thousands):

2023	$20,191
2024	18,229
2025	14,680
2026	14,680
2027	14,380
Thereafter	86,058
Total	$168,218
Total amortization expense for the Company’s intangible assets was $20.6 million, $17.2 million and $13.2 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
3. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements, net consists of the following:

	September 30,
	2022	2021
	(dollars in thousands)
Land	$6,469	$6,453
Buildings	59,461	44,829
Computer equipment and software	98,637	79,286
Equipment	254,112	238,601
Leasehold improvements	13,752	13,156
Construction-in-progress	59,131	32,547
Gross carrying amount	491,562	414,872
Accumulated depreciation	(280,306)	(252,043)
Total	$211,256	$162,829
Depreciation expense amounted to $40.7 million, $27.1 million and $29.1 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively, of which $10.9 million, $6.9 million and $5.8 million related to the amortization of capitalized software costs, respectively. Unamortized software costs were $54.0 million and $29.1 million as of September 30, 2022 and 2021, respectively.

4. Accrued Expenses
Accrued expenses consisted of the following:

	September 30,
	2022	2021
	(dollars in thousands)
Accrued payroll and employee benefits	$20,696	$59,035
Accrued restructuring costs	17,587	—
Current portion of derivative instruments	10,652	14,688
Current portion of operating lease liabilities	12,669	13,040
Other (1)	61,052	63,847
Total	$122,656	$150,610
_____________
(1)Other includes items for accruals such as commissions, freight and distribution costs and taxes.
5. Restructuring Costs
The Company's Board of Directors approved a restructuring plan in the fourth quarter of fiscal year 2022 as part of a cost-saving plan to preserve liquidity, expand gross margins and reduce selling, general and administrative costs. The restructuring plan included the termination of certain senior executives, a workforce reduction of non-manufacturing and distribution headcount, the termination of certain contracts and the disposal of certain other assets. The Company expects to substantially complete the restructuring plan by the first quarter of fiscal year 2023.
Under the restructuring plan, the Company incurred total pre-tax charges of $22.4 million, which were recorded in Restructuring costs on the consolidated statements of operations in the fourth quarter of fiscal year 2022. Of these total charges, $12.8 million relates to severance and other termination-related benefits, $5.2 million relates to contract termination costs and $4.4 million relates to certain asset disposals. Of these total costs, $18.0 million is expected to be paid in cash.
The accrued restructuring costs balance of $17.6 million is included in Accrued expenses on our consolidated balance sheets as of September 30, 2022. The accrued restructuring costs balance relates to cash payments for severance and other termination-related benefits that will occur over the salary-continuation period (generally of 12 months or less) and the Company’s estimate of potential obligations related to certain contract terminations.
The following table summarizes accrued restructuring costs activity:

	Severance and Other Termination-Related Benefits	Contract Termination Costs	Asset Disposals	Total
	(dollars in thousands)
Balance as of September 30, 2021	$—	$—	$—	$—
Charges, net (1)	12,872	5,151	4,422	22,445
Cash payments and reserve usage	(436)	—	(4,422)	(4,858)
Balance as of September 30, 2022	$12,436	$5,151	$—	$17,587
_____________
(1)Of the total restructuring charge, $10.0 million relates to Americas, $0.7 million relates to EMEA, $2.7 million relates to APAC and $9.0 million relates to Corporate/Other.
6. Leases
The Company has various operating lease agreements related to machinery and equipment, vehicles, IT assets, office equipment, real estate and other assets with terms of up to 18 years, inclusive of renewal options the Company is reasonably certain of exercising. The Company's finance leases are not material. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term.

Our lease payments are largely fixed. Variable lease payments exist in circumstances such as our payments for a proportionate share of common area maintenance and other operating costs. Variable lease payments are expensed as incurred. Some of our leases include options to extend the lease term. If the Company is reasonably certain to exercise an option to extend a lease, the extension period is included as part of the right-of-use asset and the lease liability. Some of our leases include an option to early terminate the lease. Our leases with an early termination option generally involve a termination payment and therefore the Company is not reasonably certain to terminate them early. As such, our lease term generally does not reflect early termination of our leases. Our leases do not contain any material residual value guarantees or restrictive restrictions or covenants that restrict us from incurring other financial obligations.
At the inception of our contracts the Company determines if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The discount rate for leases is based on our secured incremental borrowing rate since the rate implicit in the lease is not readily determinable.
The Company participated in lease transactions with related parties. See Note 12 for further information.
The following table presents supplemental balance sheet information:

		September 30,
Operating leases	Classification	2022	2021
		(dollars in thousands)
Operating lease right-of-use assets	Operating lease right-of-use assets	$71,879	$66,962
Current operating lease liabilities	Accrued expenses	$12,669	$13,040
Non-current operating lease liabilities	Non-current operating lease liabilities	$60,544	$55,329
The following table presents lease cost:

		Fiscal Years Ended September 30,
Lease cost	Classification	2022	2021	2020
		(dollars in thousands)
Operating lease cost	Selling, general and administrative	$13,911	$13,771	$12,739
Operating lease cost	Cost of goods sold	3,478	927	1,138
Short-term lease cost	Selling, general and administrative	706	817	476
Variable lease cost	Selling, general and administrative	2,434	1,289	3,232
Total lease costs		$20,529	$16,804	$17,585
For the fiscal years ended September 30, 2022, 2021 and 2020 cash payments for operating leases were $16.6 million, $14.7 million and $14.5 million and operating lease expense was $17.4 million, $14.7 million and $13.9 million, respectively.
The following table presents lease terms and discount rates:

	September 30,
	2022	2021
Weighted average remaining lease term	8.0 years	8.0 years
Weighted average discount rates	5.22%	4.49%

At September 30, 2022, future lease payments under operating leases were as follows (dollars in thousands):

2023	$16,558
2024	15,126
2025	12,715
2026	10,451
2027	7,720
Thereafter	29,801
Total lease payments	92,371
Less: Effect of discounting to net present value	19,158
Present value of lease liabilities	$73,213
The following table presents supplemental cash flow information:

	Fiscal Years Ended September 30,
	2022	2021
	(dollars in thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,378	$30,100
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
In September 2020, the Company entered into a sale-leaseback transaction related to its U.S. Manufacturing Facility, for which a sale was determined not to have occurred. The transaction was accounted for as a financing arrangement, with the cash proceeds of $39.5 million being offset by a financing obligation liability. The Company leased the facility for a term of 15 years with options to extend the lease for four additional periods of 5 years each. The annual cash rental payments due under the lease agreement in the first year were $2.3 million and increase each year by 2.25% through the end of the lease term.
The assets and liabilities relating to the U.S. Manufacturing Facility sale-leaseback transaction were as follows:

	September 30,
	2022	2021
	(dollars in thousands)
Land	$1,580	$1,580
Buildings	29,464	29,464
Accumulated depreciation	(10,816)	(9,453)
Carrying value of net assets	$20,228	$21,591
Current portion of financing obligation	$675	$592
Long-term financing obligation	37,719	38,394
Total financing obligation	$38,394	$38,986
Europe Manufacturing Facility Expansion
In October 2021, the Company executed an agreement to expand the Europe Manufacturing Facility in Poland. The Company did not control the asset under construction, and was therefore not deemed the accounting owner of the asset under construction. Upon lease commencement, the Company recorded an operating lease right-of-use asset and an operating lease liability.

7. Debt
Debt consists of the following:

	September 30,
	2022	2021
	(dollars in thousands)
Secured Credit Facility Term Loan, due October 2027	$1,008,025	$1,020,525
Secured Credit Facility Incremental Term Loan, due October 2027	248,750	—
Secured Credit Facility Revolving Loan	167,000	—
Other borrowings	4,910	—
Total borrowings	1,428,685	1,020,525
Deferred financing costs	(18,162)	(17,692)
Original issue discount	(10,378)	(5,515)
Total debt	1,400,145	997,318
Less: current portion of long-term debt and other borrowings	(186,910)	(12,500)
Total long-term debt	$1,213,235	$984,818
Aggregate maturities of long-term debt as of September 30, 2022 are as follows (dollars in thousands):

2023	$15,000
2024	15,000
2025	15,000
2026	15,000
2027	15,000
Thereafter	1,181,775
$1,256,775
Secured Credit Facility
On October 30, 2020, the Company retired its existing senior credit facility and entered into a new credit facility (“Secured Credit Facility”) with a syndicate of financial institutions and investors. The Company's Secured Credit Facility included an initial term loan (“Term Loan”) of $1,250.0 million and a revolving credit facility (“Revolving Loan”). The Company subsequently exercised its right to borrow incremental term loans and borrowed an additional $250.0 million (the “Incremental Term Loan”) under the Secured Credit Facility.
In connection with retiring its existing senior credit facility, the Company recorded a $5.4 million Loss from early extinguishment of debt in the consolidated statements of operations, representing a write-off of unamortized deferred financing costs.
Term Loan
The Term Loan matures on October 30, 2027. Principal payments on the Term Loan commenced on March 31, 2021, and are payable quarterly at scheduled amounts, with the balance due at maturity. At the Company’s option, the Term Loan interest rate is based on either (i) London Interbank Offered Rate (“LIBOR”) for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.75%), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. As of September 30, 2022, the interest rate on the Term Loan was LIBOR plus 3.25%. Interest is payable on the last business day of the month for the relevant interest period selected.
Incremental Term Loan
On March 2, 2022, the Company exercised its right under the Secured Credit Facility to borrow an additional $250.0 million. In connection with the Incremental Term Loan, the Company paid financing costs totaling $9.7 million, including an original issue discount of $6.3 million. The financing costs and original issue discount were recorded as deferred financing costs in the consolidated balance sheets and are amortized over the remaining life of the Incremental Term Loan.
The Incremental Term Loan matures on October 30, 2027. Principal payments on the Incremental Term Loan commenced on June 30, 2022, and are payable quarterly at scheduled amounts, with the balance due at maturity. At the Company’s option, the Incremental Term Loan interest rate is based on either (a) Term secured overnight financing rate (“SOFR”) for the applicable interest period (subject to a floor of 0.75%) plus an applicable margin or (b) base rate equal to the highest of (i) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR for an interest period of one month plus 1.00% (subject to a floor of 0.75% per annum), in each case, plus an applicable margin. As of September 30, 2022, the interest rate on the Incremental Term Loan was SOFR plus 4.25%. Interest is payable on the last business day of the month for the relevant interest period selected.
Revolving Loan
The Revolving Loan matures on October 30, 2025, and it provides for borrowings of a maximum commitment of $300.0 million, which can be restricted to a lower borrowing level based on the result of a financial covenant testing condition, as defined in the Secured Credit Facility, and up to $30.0 million for the issuance of standby and commercial letters of credit. The Revolving Loan also provides for $25.0 million for swingline loans and no sub-limit for multicurrency borrowings that reduce the amount of available borrowings. The proceeds of any borrowings made under the Revolving Loan can be used to finance working capital needs, member distributions, acquisitions, capital expenditures and for other general purposes. As of September 30, 2022, the Revolving Loan had borrowings outstanding of $167.0 million and letters of credit issued of $5.0 million leaving $128.0 million of available borrowing capacity.
Borrowings under the Revolving Loan bear interest at a rate equal to, at the Company’s option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.00% per annum), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. The applicable margin can fluctuate based on the average leverage ratio, as defined in the Secured Credit Facility. Interest is payable in March, June, September and December during the term of the agreement on the last business day of the calendar quarter. Commitment fees are based on the unused portion of the Revolving Loan at a rate of 0.30%, which can fluctuate based on the average leverage ratio. The weighted-average interest rate for borrowings outstanding as of September 30, 2022 under the Revolving Loan was 5.83%.
Other Borrowings
The Company has a multi-currency notional cash pool in Europe, which provides for overdraft protection. The gross overdraft protection limit under this agreement is $50.0 million. Borrowings under the overdraft protection bear interest at a rate of 5.75%. As of September 30, 2022, the Company had $4.9 million of overdraft borrowings outstanding.
Covenants
The Secured Credit Facility contains certain restrictive covenants relating to, among other things, limitations on indebtedness, transactions with affiliates, sales of assets, acquisitions and members’ distributions. In addition, above a certain borrowing level, there is a financial covenant relating to the Company’s average leverage ratio. As of September 30, 2022, the Company was in compliance with all covenants in the Secured Credit Facility.
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

The notional values of the Company’s outstanding interest rate swap contracts were as follows:

	September 30,
	2022	2021
	(dollars in thousands)
Interest rate swap contracts	$1,220,000	$1,220,000
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
See Note 13 for further information.
Foreign Currency Forward Contracts
The Company enters into foreign currency forward contracts to minimize the effect of fluctuating variable foreign currency denominated cash flows impacting Gross profit within its reported operating results. When entered, these financial instruments are designated as cash flow hedges of underlying exposures and de-designated when the foreign currency denominated sale of inventory is made to a third party. As cash flow hedges, the forward contracts are revalued at current foreign exchange rates with the changes in the valuation reflected directly in Accumulated other comprehensive (loss) income, to the extent that the hedge is effective. The gains or losses on the forward contracts reported in Accumulated other comprehensive (loss) income in equity (deficit) are reclassified into Cost of goods sold in the period or periods in which the foreign currency denominated sale of inventory is made to a third party and the contracts are de-designated. The gains or losses from changes in the fair value of foreign exchange contracts de-designated as cash flow hedges are recorded in Foreign currency loss (gain). The Company also enters into foreign currency forward contracts that economically hedge its risk on foreign currency denominated receivables. The gains or losses from changes in fair value on these contracts are recorded in Foreign currency loss (gain). Cash settlements related to forward currency forward contracts are classified as operating activities on the consolidated statements of cash flows.

The notional values of the Company’s outstanding foreign currency forward contracts were as follows:

	September 30,
	2022	2021
	(dollars in thousands)
Foreign currency forward contracts	$—	$28,254
See Note 13 for further information.
Cash Flow Hedges Impact on the Consolidated Statements of Comprehensive (Loss) Income
For derivatives designated as cash flow hedges, the gain (loss) recognized in Other comprehensive (loss) income was:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(dollars in thousands)
Interest rate swap contracts	$58,608	$11,429	$(20,490)
Foreign currency forward contracts	—	(117)	(189)
Total gain (loss) recognized	$58,608	$11,312	$(20,679)
Cash Flow Hedges Impact on the Consolidated Statements of Operations
For derivatives designated as cash flow hedges, the gain (loss) reclassified from Accumulated other comprehensive (loss) income into the consolidated statements of operations was:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(dollars in thousands)
Interest rate swap contracts	$8,694	$10,456	$(4,347)
Foreign currency forward contracts	—	249	(57)
Total gain (loss) reclassified	$8,694	$10,705	$(4,404)
For derivatives de-designated as cash flow hedges and economic hedges on foreign currency denominated receivables, the (gain) loss recognized directly into Foreign currency loss (gain) in the consolidated statements of operations was:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(dollars in thousands)
Foreign currency forward contracts	$(1,587)	$554	$548
As of September 30, 2022, the Company estimates that it will recognize approximately $7.2 million of gains associated with the above contracts in net (loss) income within the next 12 months.
Commodity Index Contracts
The Company uses commodity index contracts to reduce its exposure to fluctuations in cash flows relating to the purchases of aluminum and steel-based components and raw materials impacting Gross profit. The commodity index contracts are accounted for as financial instruments and the Company did not apply hedge accounting.
The notional values of the Company’s outstanding commodity index contracts were as follows:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(volumes in pounds)
Aluminum index contracts	—	7,200,000	16,300,000
Steel index contracts	600,000	700,000	3,000,000

As financial instruments, the commodity index hedges are revalued at current commodity index rates with the changes in the valuation reflected directly in Cost of goods sold. The Company recorded a corresponding loss (gain) on the change in fair market value as follows:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(dollars in thousands)
Commodity index contracts	$113	$(7,494)	$101
See Note 13 for further information.
9. Income Taxes
The components of (loss) income before income taxes were as follows:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(dollars in thousands)
U.S.	$(294,002)	$(75,423)	$80,229
Foreign	1,600	78,471	27,067
Total	$(292,402)	$3,048	$107,296
During the fiscal year ended September 30, 2021, the (loss) income before income taxes above includes the pre- and post-IPO periods. Prior to the IPO the Company, through its subsidiary, Weber-Stephen Products LLC, was structured as a partnership and therefore, was subject to certain LLC entity-level taxes and foreign taxes but generally not subject to U.S. federal income taxes. As part of the Reorganization Transactions described in Note 16, the Company created a C Corporation, and is now subject to U.S. federal, state and foreign taxes.
Significant components of income tax expense (benefit) were as follows:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(dollars in thousands)
Current
U.S. Federal	$(7)	$(3,743)	$—
State & Local	(293)	180	153
Foreign	17,431	19,521	13,214
Total current income tax expense	17,131	15,958	13,367
Deferred
U.S. Federal	22,124	(11,032)	—
State & Local	2,497	(1,384)	—
Foreign	(4,174)	(538)	445
Total deferred income tax (benefit) expense	20,447	(12,954)	445
Total	$37,578	$3,004	$13,812

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% to the Company's income tax expense was as follows(1):

	Fiscal Years Ended September 30,
	2022	2021	2020
At U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes	(0.7)%	(39.6)%	0.1%
Foreign rate differential	(0.1)%	24.6%	2.6%
Pass-through loss (income)	—%	546.2%	(15.7)%
Change in valuation allowance	(13.3)%	(454.5)%	(0.8)%
Tax settlement	—%	—%	2.9%
Net uncertain tax positions	(0.8)%	55.2%	1.2%
Non-controlling interests	(17.0)%	(96.2)%	—%
Nontaxable income	—%	(11.9)%	—%
Branch (loss) income	(0.1)%	(112.4)%	—%
Provision to return	(0.9)%	(7.1)%	0.4%
June transaction/restructuring	—%	202.0%	—%
Income tax credits	0.2%	(25.1)%	—%
Nondeductible expenses	—%	5.5%	0.1%
Tax rate change	—%	(11.3)%	—%
Other	(1.2)%	2.2%	1.1%
Total	(12.9)%	98.6%	12.9%
_____________
(1)Due to the loss before income taxes incurred in fiscal year ended September 30, 2022, negative rates represent income tax expense and positive rates represent income tax benefits.
The effective tax rate for the fiscal years ended September 30, 2022, 2021 and 2020, was (12.9)%, 98.6% and 12.9%, respectively.
Fiscal Year 2022
Differences between the U.S. federal statutory rate and the effective rate for fiscal year 2022 primarily relate to the items discussed below as well as a significant loss before income taxes in the U.S.
Change in valuation allowance. During the fiscal year ended September 30, 2022, the Company recorded net tax expense of $21.8 million for the establishment of a valuation allowance on the net U.S. deferred tax assets at Weber Inc.
Noncontrolling interests. Weber Inc. is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Weber HoldCo LLC. As Weber HoldCo LLC and its subsidiaries are consolidated in the financial statements, the Company removes U.S. pre-tax book (income) loss not attributable to Weber Inc., which results in the noncontrolling interest tax adjustment. This noncontrolling interest tax adjustment resulted in income tax expense of $49.7 million for the fiscal year ended September 30, 2022.
Fiscal Year 2021
The most significant items impacting the effective tax rate during fiscal year 2021 are discussed below:
Pass-through loss (income). Prior to the Reorganization Transactions, Weber-Stephen Products LLC was the reporting entity, which is treated as a flow-through entity for federal income tax purposes. The income or losses generated were not taxed at the LLC level. As required by U.S. tax law, income or loss generated by the LLC flows through to various partners of the LLC. The tax impact of the pre-tax book loss attributable to Weber-Stephen Products LLC prior to the execution of the IPO was $16.6 million of net tax expense for the fiscal year ended September 30, 2021.
Change in valuation allowance. During the fiscal year ended September 30, 2021, the Company recorded a net tax benefit of $13.8 million for the release of valuation allowances. The net tax benefit relates to the release of a valuation allowance of $14.9 million for the utilization of June deferred tax assets established for net operating loss and credit carryforward balances that were previously fully reserved. This was partially offset by net changes in the valuation allowance reserves in certain foreign subsidiaries of $1.1 million.
Noncontrolling interests. As part of the Reorganization Transactions, Weber-Stephen Products LLC and its subsidiaries became wholly owned subsidiaries of Weber HoldCo LLC. Weber Inc. acquired a portion of the units of Weber HoldCo LLC, which is treated as a partnership for U.S. federal tax purposes and in most applicable jurisdictions for state and local income tax purposes. Any taxable income or loss generated by Weber HoldCo LLC after Weber Inc.'s acquisition of its portion of Weber HoldCo LLC is passed through and included in the taxable income or loss of its members, including Weber Inc., in accordance with the terms of the Weber HoldCo LLC operating agreement. Weber Inc. is a C Corporation and is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of Weber HoldCo LLC. As Weber HoldCo LLC and its subsidiaries are consolidated in the financial statements, the Company removes U.S. pre-tax book (income) loss not attributable to Weber Inc. which resulted in a tax benefit of $2.9 million for the fiscal year ended September 30, 2021.
Branch (loss) income. The Company has foreign operations that are treated as branches for U.S. tax purposes. As a result of the Reorganization Transactions, the branch (loss) income adjustments account for Weber Inc.'s controlling interest portion of the foreign branch pre-tax book (loss) income, which is taxable in the U.S. The Company recorded a net tax benefit of $3.4 million during the fiscal year 2021 to reflect the U.S. tax benefit, based on the allocation of pre-tax foreign branch losses in the post-IPO period.
June transaction/restructuring. During the fiscal year ended September 30, 2021, the Company implemented a planning action in the fourth quarter, which allowed the Company to benefit from June's net operating losses and credit carryforwards that were not previously deemed to be realizable. This benefit was partially offset when the Company implemented the remaining elements of this planning action by converting June from a C Corporation to a limited liability company, treated as partnership, and recognizing income tax expense of $6.2 million as a result of the conversion.
Fiscal Year 2020
Differences between the U.S. federal statutory rate and the effective rate for fiscal year 2020 primarily relate to the organizational structure discussed above whereby the U.S. income flowed through to partners.
Deferred Tax Assets (Liabilities)
The Company’s net deferred tax (liability) asset consisted of the following:

	September 30,
	2022	2021
	(dollars in thousands)
Deferred tax assets
Net operating loss	$34,868	$20,991
Operating lease liability	8,939	8,984
Foreign tax credit	4,221	5,617
Investment in partnerships	47,223	50,546
Other	13,238	6,845
Total deferred tax assets	108,489	92,983
Valuation allowance	(107,469)	(69,245)
Total deferred tax assets net of valuation allowance	1,020	23,738
Deferred tax liabilities
Operating lease right-of-use assets	(8,750)	(8,984)
Other	(448)	(2,132)
Total deferred tax liabilities	(9,198)	(11,116)
Net deferred tax (liability) asset	$(8,178)	$12,622
Deferred tax assets are recorded within Other long-term assets and deferred tax liabilities are recorded within Other long-term liabilities.

The Company recognizes deferred tax assets to the extent it believes these assets are more likely than not to be realized. Valuation allowances have been established primarily with regard to the tax benefits of certain tax carryforwards, investments in partnerships, and other deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. Based on the weight of the available positive and negative evidence, during the fiscal year ended September 30, 2022, the Company established a valuation allowance to reduce the U.S. net deferred tax assets at Weber Inc. as the deferred tax assets were not more likely than not to be realized.
The following table summarizes valuation allowance activity (dollars in thousands):

Balance at September 30, 2020	$(9,749)
Recorded to Income tax expense	15,635
Recorded to Goodwill(1)	(27,886)
Recorded to Additional paid-in capital(2)	(47,245)
Balance at September 30, 2021	(69,245)
Recorded to Income tax expense	(42,065)
Recorded to Additional paid-in capital(2)	490
Recorded to Other comprehensive income(3)	3,351
Balance at September 30, 2022	$(107,469)
_____________
(1)The amount recorded to Goodwill represents valuation allowances recorded on net operating losses and other credit carryforwards as part of the June acquisition.
(2)The amount recorded to Additional paid-in capital in the fiscal year ended September 30, 2022 represents a valuation allowance recorded on investment in partnership activity related to the repayment of member notes. The amount recorded as Additional paid-in capital in fiscal year September 30, 2021 represents valuation allowances recorded on the investment in partnerships and other foreign tax credit carryforwards as part of the Reorganization Transactions.
(3)The amount recorded to Other Comprehensive income represents valuation allowances recorded on investment in partnership activity related to currency translation adjustments and derivative instrument adjustments.
At September 30, 2022, the Company had U.S. state operating loss carryforwards totaling $91.4 million, U.S. federal operating loss carryforwards totaling $72.9 million and tax credit carryforwards totaling $6.7 million. The U.S. federal and state operating loss carryforwards begin to expire in 2029 with $75.6 million of the operating loss carryforwards having no expiration date.
At September 30, 2022, with respect to the Company's operations outside the U.S., there were foreign operating loss carryforwards totaling $55.9 million. The foreign operating loss carryforwards begin to expire in 2023 with $12.0 million having no expiration date.
At September 30, 2022, the Company is not indefinitely reinvested on undistributed earnings from its foreign operations. Due to the Company's structure, the foreign operations do not qualify for the indefinite reinvestment exceptions under ASC 740-30 as the earnings from the foreign operations are subject to U.S. taxation. However, the exception may still apply to other taxes due to dividend distributions of earnings from the Company's foreign affiliates (e.g., foreign withholding taxes). The Company has no plans to make distributions from its controlled foreign corporation or branch operations in the future and, therefore, a deferred tax liability has not been recognized. A determination of the unrecognized deferred taxes is not practicable.

Uncertain Tax Positions
The Company’s unrecognized tax benefits are as follows:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(dollars in thousands)
Balance at beginning of the year	$8,424	$6,332	$5,053
Tax positions taken during the current year	2,635	1,823	1,279
Adjustments to tax positions taken during the prior year	(30)	—	—
Impact of foreign currency	13	269	—
Settlements with tax authorities	(1,802)	—	—
Balance at end of the year	$9,240	$8,424	$6,332
Included in the balance of unrecognized tax benefits as of September 30, 2022, 2021 and 2020, are $4.3 million, $4.3 million and $2.5 million respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company's policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense. There was $0.8 million, $0.5 million and zero of interest and penalties accrued for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
The Company is currently subject to routine income tax examinations for U.S. federal, state and foreign jurisdictions for tax years 2015 and forward. Currently, we are under audit in the following major jurisdictions presented below:

Tax Years
France	2019-2020
Germany	2017-2019
India	2018
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
During the fiscal years ended September 30, 2022 and 2021, the Company acquired an aggregate of 138,583 and 2,349,314 Weber HoldCo LLC units valued at $1.2 million and $31.2 million, respectively, in connection with the exchange of those Weber HoldCo LLC units by the Pre-IPO LLC Members, which resulted in an increase in the tax basis of the assets of Weber HoldCo LLC and would be subject to the provisions of the Tax Receivable Agreement.
As of September 30, 2021, the Company recognized a liability of $9.2 million as an estimate of Tax Receivable Agreement payments that would be paid based on its estimates of future taxable income. No payments were made to the Pre-IPO LLC Members pursuant to the Tax Receivable Agreement during the fiscal years ended September 30, 2022 and 2021.
During fiscal year 2022, the Company determined that making a payment under the Tax Receivable Agreement was not probable because the Company does not believe it has sufficient taxable income to utilize deductions of certain tax attributes that would generate cash savings in U.S. federal, state and local income tax or franchise tax and result in a payment under the Tax Receivable Agreement. This conclusion was primarily a result of the valuation allowance established during the year on the Company's U.S. deferred tax assets. As a result, the Company remeasured the Tax Receivable Agreement liability to zero in the consolidated balance sheets and recorded a Gain on Tax Receivable Agreement liability remeasurement of $9.2 million in the consolidated statements of operations for the fiscal year ended September 30, 2022.
On December 11, 2022, the Company entered into an amendment to the Tax Receivable Agreement that results in the automatic termination of the agreement, without any payment, upon consummation of the Merger discussed in Note 20.
10. Commitments and Contingencies
Warranty
The following is an analysis of product warranty reserves and charges against those reserves (dollars in thousands):

Balance at September 30, 2020	$21,909
Accrual for warranties issued	13,424
Acquired June warranty reserve	759
Warranty settlements made	(7,792)
Balance at September 30, 2021	28,300
Accrual for warranties issued	6,795
Warranty settlements made	(6,352)
Balance at September 30, 2022	$28,743
The balance of warranty reserves recorded in Other long-term liabilities was $23.2 million and $23.1 million as of September 30, 2022 and 2021, respectively. The remaining current balances of $5.5 million and $5.2 million as of September 30, 2022 and 2021, respectively, were recorded in Accrued expenses.
Contingent Consideration
As part of the 2016 acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices, LLC (“iDevices”), the Company has future cash payments due to iDevices in conjunction with an earn-out and development agreement. Under this agreement, the Company must pay iDevices a minimum of $8.0 million, and then additional royalty payments at fixed rates on iGrill and Kitchen Thermometer products sold for a total of 10 years or up to $15.0 million, whichever comes first. Under the terms of the earn-out and development agreement, the Company paid $0.2 million, $0.3 million and $1.6 million during the fiscal years ended September 30, 2022, 2021 and 2020, respectively. The fair value of the contingent consideration liability was $0.6 million, $0.5 million and $0.7 million at September 30, 2022, 2021 and 2020, respectively. The fair value of these estimated future cash payments was based on valuation methods and management’s best estimates as of the date of acquisition and was recorded as a contingent consideration liability in Other long-term liabilities in the consolidated balance sheets.
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
11. Employee Benefit Plans
The Company has a defined contribution plan covering substantially all U.S.-based employees who have completed two months of employment. The Company provides a matching contribution based on a defined percentage of the participant’s contribution and union status. The Company’s contribution for the fiscal years ended September 30, 2022, 2021 and 2020 was $2.8 million, $2.2 million and $1.6 million, respectively.

12. Related Parties
Periodically, the Company engages in transactions with related parties, which include entities that are owned in whole or in part by certain owners or employees of the Company.
The Company previously leased certain manufacturing and office facilities in the U.S. from a related party. During the fourth quarter of fiscal year 2021, the related party sold the leased properties to a third party. Accordingly, the Company no longer recognizes these leases as related party transactions. Rental expense amounted to zero, $0.9 million and $1.0 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
The Company leases office facilities in Australia from a related party. Rental expense amounted to $0.7 million and $0.3 million for the fiscal years ended September 30, 2022 and 2021, respectively. The Company had related party operating lease right-of-use assets of $1.1 million and $1.6 million at September 30, 2022 and 2021, respectively. Additionally, the Company had related party current operating lease liabilities of $0.4 million at both September 30, 2022 and 2021, and non-current operating lease liabilities of $0.7 million and $1.2 million at September 30, 2022 and 2021, respectively. There were no leases with this related party prior to fiscal year 2021.
The Company has a royalty agreement with a related party for the use of the Company’s trademark. Royalty revenue from this agreement was $0.5 million, $0.2 million and $0.4 million, respectively, for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. Fiscal year 2021 royalty revenues reflect the impact of a retroactive discount totaling $0.1 million, which was granted to the related party as a COVID-19 concession. The Company had a royalty receivable of $0.1 million from this related party at both September 30, 2022 and 2021.
In connection with the IPO, the Company entered into the Tax Receivable Agreement with the Pre-IPO LLC Members, which provides for the payment by Weber Inc. of 85% of certain cash tax benefits that Weber Inc. actually realizes, or in some cases is deemed to realize. As discussed in Note 9, the Tax Receivable Agreement liability was remeasured during fiscal year 2022 and the liability was reduced to zero as of September 30, 2022 from $9.2 million as of September 30, 2021. The Tax Receivable Agreement is considered a related party transaction.
In connection with the Incremental Term Loan discussed in Note 7, the Company paid arrangement fees and structuring fees totaling $0.6 million to a related party. These fees were capitalized as part of the total deferred financing costs for the fiscal year ended September 30, 2022.
In fiscal year 2022, the Company reassigned the beneficiary of a life insurance policy to a related party pursuant to a preexisting agreement. As a result, the Company recognized selling, general and administrative expense of $0.4 million for the fiscal year ended September 30, 2022.
The Company historically had notes receivable due from members, which were fully repaid during the first quarter of fiscal year 2022. The balance of the notes receivable due from members, including interest, was zero and $11.3 million at September 30, 2022 and 2021, respectively. Related party interest income associated with the full recourse member notes was immaterial for the fiscal years ended September 30, 2022, 2021 and 2020. See Note 19 for further information.
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

The Company had interest rate swap contracts held with financial institutions as of September 30, 2022 and 2021 classified as Level 2 financial instruments, which are valued using observable underlying interest rates and market-determined risk premiums at the reporting date.
The Company had foreign currency forward contracts held with financial institutions as of September 30, 2022 and 2021, classified as Level 2 financial instruments, which are valued using observable forward foreign exchange rates at the reporting date.
The Company had commodity index contracts held with financial institutions as of September 30, 2021 classified as Level 2 financial instruments, which are valued using observable commodity index rates at the reporting date.
The Company had a contingent consideration liability as of September 30, 2022 and 2021 classified as a Level 3 instrument, in conjunction with its acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices in fiscal year 2016. The fair value of these estimated future cash payments was determined based on valuation methods and estimates of future cash flows. See Note 10 for further details.
The fair value of financial assets and liabilities measured on a recurring basis was as follows:

	September 30, 2022	Level 1	Level 2	Level 3
	(dollars in thousands)
Prepaid expenses and other current assets:
Interest rate swap contracts	$22,777	—	22,777	—
Total	$22,777	$—	$22,777	$—
Other long-term assets:
Interest rate swap contracts	$60,232	$—	$60,232	$—
Total	$60,232	$—	$60,232	$—
Accrued expenses:
Commodity index contracts	$62	$—	$62	$—
Interest rate swap contracts	10,590	—	10,590	—
Total	$10,652	$—	$10,652	$—
Other long-term liabilities:
Interest rate swap contracts	$28,381	$—	$28,381	$—
Contingent consideration	610	—	—	610
Total	$28,991	$—	$28,381	$610

	September 30, 2021	Level 1	Level 2	Level 3
	(dollars in thousands)
Prepaid expenses and other current assets:
Foreign currency forward contracts	$134	$—	$134	$—
Commodity index contracts	3,378	—	3,378	—
Interest rate swap contracts	8,762	—	8,762	—
Total	$12,274	$—	$12,274	$—
Other long-term assets:
Interest rate swap contracts	$27,267	$—	$27,267	$—
Total	$27,267	$—	$27,267	$—
Accrued expenses:
Interest rate swap contracts	$14,688	$—	$14,688	$—
Total	$14,688	$—	$14,688	$—
Other long-term liabilities:
Interest rate swap contracts	$40,392	$—	$40,392	$—
Contingent consideration	503	—	—	503
Total	$40,895	$—	$40,392	$503
The table below sets forth a summary of changes in fair value of the contingent consideration using Level 3 assumptions (dollars in thousands):

Balance at September 30, 2020	$700
Royalty payments	(339)
Fair value adjustments	142
Balance at September 30, 2021	503
Royalty payments	(174)
Fair value adjustments	281
Balance at September 30, 2022	$610
The carrying amounts reported in the Company’s accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, and trade accounts payable approximate their fair values due to the short-term nature of these instruments. The carrying amounts reported in the Company’s consolidated balance sheets for the variable rate, revolving loan facility also approximate its fair value. The fair value of the fixed rate debt is not readily determinable, because the information is not available.
14. Stock-Based Compensation
In August 2021, the Company's Board of Directors adopted the Weber Inc. Omnibus Incentive Plan (the “2021 Plan”) which provides for the issuance of up to 22,694,608 shares of Class A common stock in connection with equity awards granted under the 2021 Plan. The Company has three types of share-based compensation awards outstanding under the 2021 Plan: profits interest awards, options and RSUs.
Profits Interest Awards
Prior to the Company's IPO, the Company granted profits interest units with vesting periods ranging from one to five years to certain key employees in consideration for their services to or for the benefit of the Company. A portion of the profits interest units vest based on service and a portion of the awards vest based on service as well as the Company’s achievement of certain performance objectives associated with net sales (“hybrid units”).
The profits interest units have distribution thresholds determined on a per common unit in Weber HoldCo LLC (“LLC unit”) basis with the holder receiving, upon exercise, a value in LLC units equal to the difference between the current fair value per LLC unit less the distribution threshold. Therefore, the distribution thresholds serve as a cashless exercise price, with holders receiving their share of the value of the Company’s implied equity value in excess of the distribution threshold. Once vested, the profits interest units represent profits interest ownership in the Company tied solely to the accretion, if any, in the value of the Company in excess of the distribution threshold.
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
The following table summarizes the Company’s profits interest units distribution thresholds as of September 30, 2022, which serve as a cashless exercise price:

Distribution Threshold (per unit)(1)	Service-Based Units Outstanding	Hybrid Units Outstanding
$5.38 - $6.88	—	—
$6.89 - $8.38	—	—
$8.39 - $9.38	1,460,619	1,118,019
$9.39 - $10.63	730,310	559,010
Total	2,190,929	1,677,029
_____________
(1)The exercise price of units outstanding as of September 30, 2022 reflect the non-cash adjustments to the units as a result of the cash dividends paid by the Company. As such, the distribution thresholds noted above have been reduced by $0.12 per unit to reflect the adjustment.
In addition to the above, certain individuals who hold service-based profits interest units received a cash distribution during certain quarters in lieu of a distribution threshold reduction. As a result, the following table summarizes the Company’s profits interest units distribution thresholds as of September 30, 2022, which serve as a cashless exercise price for these individuals:

Distribution Threshold (per unit)(1)	Service-Based Units Outstanding
$5.42 - $6.92	3,209,886
$6.93 - $8.42	3,209,886
$8.43 - $9.42	2,537,705
$9.43 - $10.67	1,289,524
Total	10,247,001
_____________
(1)The exercise price of units outstanding as of September 30, 2022 reflect the non-cash adjustments to the unit thresholds as a result of the cash dividends paid by the Company. As of September 30, 2022, certain employees received a total cash distribution payment of $0.04 per unit in lieu of a distribution threshold reduction. As such, the distribution thresholds noted above have been reduced by $0.08 per unit to reflect the adjustment.

The following tables summarize the Company’s profits interest unit activity:

	Service-Based Units			Hybrid Units
	Units	Weighted Average Exercise Price	Weighted Average Fair Value	Units	Weighted Average Exercise Price	Weighted Average Fair Value
Nonvested units, September 30, 2020	—	$—	$—	—	$—	$—
Total units converted from liability awards(1)	16,060,898	$8.09	$9.02	1,777,770	$9.50	$7.88
Vested units	(4,347,883)	$7.76	$9.15	—	$—	$—
Nonvested units, September 30, 2021	11,713,015	$8.21	$8.97	1,777,770	$9.50	$7.88
Vested units	(5,353,633)	$8.00	$8.87	(592,590)	$9.50	$7.48
Forfeited units	(3,622,968)	$7.90	$9.30	—	$—	$—
Nonvested units, September 30, 2022(2)	2,736,414	$8.64	$7.19	1,185,180	9.50	8.09

	Service-Based Units			Hybrid Units
	Units	Weighted Average Exercise Price	Weighted Average Fair Value	Units	Weighted Average Exercise Price	Weighted Average Fair Value
Vested units, September 30, 2020	—	$—	$—	—	$—	$—
Vested units converted from liability awards(1)	3,521,564	$7.62	$9.27	—	$—	$—
Units vested post conversion	826,319	$8.33	$8.64	—	$—	$—
Vested units, September 30, 2021	4,347,883	$7.76	$9.15	—	$—	$—
Vested units	5,353,633	$8.00	$8.87	592,590	$9.50	$7.48
Adjustment to vested hybrid units(3)	—	$—	$—	(100,741)	$9.50	$7.48
Vested units, September 30, 2022(2)	9,701,516	$7.85	$9.00	491,849	$9.50	$7.48
_________
(1)On August 5, 2021, the Company modified its profits interest plans to be settled in LLC Units, which can be redeemed for shares of Class A common stock. Given the awards were no longer to be settled in cash and were to be settled in LLC units as of the IPO date, the modification resulted in a change in classification of the profits interest units from liability to equity. As the profits interest units are now settled in LLC units, the number of units was adjusted to reflect the exchange of equity interest in Weber-Stephen Products LLC for LLC units. As 504.32 LLC units were exchanged for each common unit in Weber-Stephen Product LLC, both the number of profits interest units and the associated distribution thresholds were adjusted to reflect the conversion.
(2)The aggregate intrinsic value of all nonvested and vested profits unit awards outstanding was zero.
(3)The hybrid awards vest based on achievement of a performance target. For the awards that vested during the second quarter of fiscal year 2022, 83% of the awards met the performance target resulting in a 17% reduction in the number of vested units.
As of September 30, 2022, there was $5.9 million and $2.9 million of total unrecognized compensation cost related to nonvested profits interest units for service-based vesting units and hybrid units, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.5 years for service-based units and 0.6 years for hybrid units.
Options
During the fiscal year ended September 30, 2022, the Company granted options to certain employees of the Company. Options are awarded with an exercise price equal to the market price on the date of the grant and become exercisable in one to three years after grant. Options expire ten years after the date of grant. No options were granted during the fiscal year ended September 30, 2021.
The fair value and corresponding stock-based compensation expense for options was determined using the Black-Scholes option pricing model. The weighted-average assumptions used to estimate the fair value of the options as of September 30, 2022 were as follows:

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
The following table summarizes the Company’s option activity:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Outstanding, September 30, 2021	—	$—
Granted	1,038,866	$18.05
Exercised	—	$—
Forfeited	(422,792)	$18.05
Expired	(51,847)	$18.05
Outstanding, September 30, 2022	564,227	$18.05	8.1
Exercisable, September 30, 2022	59,882	$18.05	0.3
The weighted average fair value of the options granted in fiscal year 2022 was $7.06 per option.
As of September 30, 2022, there was $1.5 million of total unrecognized compensation cost related to nonvested options. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.8 years. The total grant date fair value of stock options vested in fiscal year 2022 was $0.8 million. The intrinsic value of all options as of September 30, 2022 was zero.
RSUs
During the fiscal years ended September 30, 2022 and 2021, the Company granted RSUs to certain employees of the Company and members of the Board of Directors. The RSUs vest over a period ranging from three months to three years. The RSUs accrue dividend equivalents associated with the underlying shares of Class A common stock as the Company declares dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. RSUs that were converted from equity awards outstanding prior to the Company’s IPO do not accrue dividends until they are fully vested. The fair value of the RSU awards is calculated utilizing the closing day stock price on the date of grant. Upon vesting of the award, the Company will issue shares of Class A common stock to the award holder. At the time of issuance, the Company will typically withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested to award holder.
Legacy LTIP Awards
Prior to the IPO, the Company granted Legacy LTIP awards from fiscal year 2011 to fiscal year 2021 to certain key officers and employees. These awards represented a contractual right to payment of compensation in the future based on the achievement of certain performance metrics and generally vested over a three-year period from the date of grant.

The awards were not considered units of the Company’s common stock, nor did a recipient of the awards receive any ownership interest in the Company, member voting rights, or other incidents of ownership. As these awards were cash-settled prior to the IPO, the Company classified these as liability awards until the date of the modification as further described below. The payment of these awards would occur under either an installment method, where the participant receives the value of their awards in four equal, annual installments beginning with the second anniversary of the last day of the performance period, or in a lump sum on the tenth anniversary of the last day of the performance period.
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
The following tables summarize the Company’s RSU activity:

	Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested, September 30, 2020	—	$—
Granted	119,553	$17.02
Converted(1)	2,743,532	$17.59
Vested	(776,544)	$17.59
Nonvested, September 30, 2021	2,086,541	$17.56
Granted	2,762,421	$16.50
Vested	(609,370)	$12.91
Forfeited	(1,082,840)	$17.49
Nonvested, September 30, 2022	3,156,752	$17.06

	Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Vested, September 30, 2020	—	$—
Vested units converted(1)	776,544	$17.59
Vested, September 30, 2021	776,544	$17.59
Vested units converted	—	$—
Units vested post conversion	609,370	$12.91
Units settled (2)	(471,055)	$14.32
Units forfeited or cancelled	—	$—
Vested, September 30, 2022	914,859	$16.16
____________
(1)As described above, on September 30, 2021, the Company modified the Legacy LTIP awards such that both fully vested and unvested awards were converted to RSUs.
(2)For RSUs granted after the Company's IPO, the settlement of awards occurs on the vesting date. For RSUs that were converted from Legacy LTIP awards, the post vesting settlement of awards can occur up to ten years after the vesting date.
The total fair value of RSUs vested during the fiscal years ended September 30, 2022 and 2021 was $7.9 million and $13.7 million, respectively. As of September 30, 2022, there was $16.6 million of total unrecognized compensation cost related to RSUs. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.8 years.
Employee Stock Purchase Plan
In August 2021, the Board of Directors approved the Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase a limited number of shares of Class A common stock during pre-specified offering periods at a discount established by the Compensation Committee. The purchase price for the option is equal to the lesser of (i) 85% of the fair market value of a share on the first trading day of the offering period and (ii) 85% of the fair market value of a share on the applicable purchase date. For the ESPP, a total of 9,077,843 shares of Class A common stock were reserved for issuance. A total of 121,246 shares were purchased under the ESPP during the fiscal year ended September 30, 2022. No shares were purchased during the fiscal year ended September 30, 2021.
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
In December 2022, the Compensation Committee approved the termination of the ESPP, which was effective immediately. There will be no additional purchases under the plan.
Summary of Stock-Based Compensation Expense
The table below summarizes stock-based compensation expense recognized by award type:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(dollars in thousands)
Profits interest awards:
Service-based profits interest awards	$(388)	$105,419	$—
Hybrid profits interest awards	5,828	4,783	—
Total profits interest awards (1)	5,440	110,202	—
Options	2,100	—	—
Legacy LTIP awards	—	15,782	4,372
RSUs	36,399	251	—
ESPP	315	—	—
Total stock-based compensation expense (2)	$44,254	$126,235	$4,372
_____________
(1)     In the fiscal year ended September 30, 2022, the Company recorded a reversal of $26.4 million of stock-based compensation expense related to the forfeiture of unvested profits interest awards in connection with the termination of certain senior executives.
(2)     In addition to the stock-based compensation expense recognized for the awards listed above, $1.1 million, $4.9 million, and $0.1 million of expense was recognized in relation to partial recourse notes during the fiscal years ended September 30, 2022, 2021 and 2020, respectively. See Note 19 for further information.
15. Segments
The Company has three operating segments, Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). The Company’s reportable segments consist of Americas, EMEA and APAC. Corporate/Other is not an operating segment and includes unallocated corporate and certain supply chain expenses and assets (consisting primarily of cash, land, buildings and equipment, certain intangible assets (trademark) and deferred tax assets), inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with GAAP. Internal revenue transactions between the Company’s segments are immaterial. Each operating segment derives its revenues from the provision of gas, charcoal, electric and pellet grills and related accessories to customers.
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
The CODM reviews adjusted income (loss) from operations as the key segment measure of performance. Adjusted income (loss) from operations is defined as income (loss) from operations adjusted for unallocated net expenses, stock/unit-based compensation, restructuring costs and gain on disposal of assets held for sale. Adjusted income (loss) from operations excludes interest expense, net, loss from early extinguishment of debt, income taxes, gain from investments in unconsolidated affiliates, gain from Tax Receivable Agreement remeasurement and other expense.
The information below summarizes key financial performance measures by reportable segment:

	Fiscal Year Ended September 30, 2022
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$819,738	$613,039	$153,682	$—	$1,586,459
Adjusted income (loss) from operations(1)	$47,265	$114,926	$24,451	$(249,093)	$(62,451)
Depreciation and amortization	$9,554	$1,073	$5,755	$44,952	$61,334
Capital expenditures	$1,192	$1,347	$3,580	$94,809	$100,928

	Fiscal Year Ended September 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$1,102,294	$726,124	$153,988	$—	$1,982,406
Adjusted income (loss) from operations(1)	$203,689	$221,135	$35,424	$(259,882)	$200,366
Depreciation and amortization	$6,646	$1,633	$3,581	$32,442	$44,302
Capital expenditures	$388	$548	$1,849	$60,749	$63,534

	Fiscal Year Ended September 30, 2020
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$880,618	$541,567	$103,075	$—	$1,525,260
Adjusted income (loss) from operations(1)	$178,079	$136,547	$23,369	$(187,098)	$150,897
Depreciation and amortization	$690	$1,993	$1,225	$38,439	$42,347
Capital expenditures	$39	$6,961	$1,742	$20,672	$29,414
_____________
(1)Adjusted income (loss) from operations for each reportable segment includes cost of goods sold transfer price allocations and distribution allocations from Corporate/Other. Corporate/Other includes unallocated corporate and certain supply chain expenses, inter-segment eliminations and other adjustments, including business and operational transformation costs, financing and IPO costs and COVID-19 costs.

Reconciliations
The information below provides a reconciliation of adjusted income from operations to (loss) income before taxes:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(dollars in thousands)
Segment adjusted income from operations
Americas	$47,265	$203,689	$178,079
EMEA	114,926	221,135	136,547
APAC	24,451	35,424	23,369
Segment adjusted income from operations for reportable segments	$186,642	$460,248	$337,995
Unallocated net expenses (1)	(344,301)	(259,882)	(187,098)
Adjustments to (loss) income before taxes
Stock/unit-based compensation expense	(45,399)	(131,176)	(4,514)
Restructuring costs	(22,445)	—	—
Gain on disposal of assets held for sale	—	5,185	—
Interest expense, net	(75,623)	(65,879)	(39,087)
Gain on Tax Receivable Agreement liability remeasurement	9,226	—	—
Loss from early extinguishment of debt	—	(5,448)	—
Other expense	(502)	—	—
(Loss) income before taxes	$(292,402)	$3,048	$107,296
_____________
(1)Unallocated net expenses includes Corporate/Other, which consists of unallocated corporate and certain supply chain expenses, inter-segment eliminations and other adjustments, including business and operational transformation costs, financing and IPO costs and COVID-19 costs.
The information below provides a reconciliation of segment assets to total consolidated assets:

	September 30, 2022
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$147,502	$138,316	$53,685	$—	$339,503
All other(2)					1,108,471
Total assets					$1,447,974

	September 30, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$164,905	$104,219	$63,497	$—	$332,621
All other(2)					1,218,371
Total assets					$1,550,992
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

Entity-Wide Information
The information below summarizes net sales by geographic area:

	Fiscal Years Ended September 30,
	2022	2021	2020
	(dollars in thousands)
United States	$709,196	$958,933	$803,368
Germany	182,911	228,669	194,535
All Other	694,352	794,804	527,357
Total	$1,586,459	$1,982,406	$1,525,260
Net sales are attributed based on the location where the sale originates.
The information below summarizes operating lease right-of-use assets and property, equipment and leasehold improvements, net by geographic area:

	September 30,
	2022	2021
	(dollars in thousands)
United States	$198,193	$157,187
All Other	84,942	72,604
Total	$283,135	$229,791
Major Customers
During fiscal year 2022, two customers in the Americas segment accounted for 13% and 10% of Net sales and for 13% and 11% of accounts receivable. During fiscal year 2021, two customers in the Americas segment accounted for 14% and 10% of Net sales and for 20% and 13% of accounts receivable. During fiscal year 2020, two customers in the Americas segment accounted for 16% and 11% of Net sales and for 19% and 8% of accounts receivable.
16. Equity
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
Reorganization Transactions
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
The IPO and Greenshoe Shares
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
Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization Transactions, the Company’s Certificate of Incorporation was amended and restated to, among other things, provide for the (i) authorization of 3,000,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) authorization of 1,500,000,000 shares of Class B common stock with a par value of $0.00001 per share; and (iii) authorization of 1,500,000,000 shares of preferred stock with a par value of $0.0001 per share.
Holders of Class A and Class B common stock are entitled to one vote per share. Except as otherwise required in the Certificate of Incorporation or by applicable law, the holders of Class A common stock and Class B common stock shall vote together as a single class on all matters on which stockholders are generally entitled to vote. Holders of the Class

A common stock are entitled to receive dividends, and upon the Company’s dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive the Company’s pro rata remaining assets available for distribution. Holders of Weber’s Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon dissolution or liquidation of Weber. Holders of Class A and Class B common stock do not have preemptive or subscription rights. As of both September 30, 2022 and 2021, no preferred stock was outstanding.
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
17. Noncontrolling Interests
The noncontrolling interests balance represents the economic interests in Weber HoldCo LLC held by the Pre-IPO LLC Members. The following table summarizes the ownership of LLC Units in Weber HoldCo as of September 30, 2022:

	LLC Units	Ownership Percentage
LLC Units held by Weber Inc.	53,102,598	18%
Units held by Pre-IPO LLC Members	234,506,636	82%
Balance at end of period	287,609,234	100%
The noncontrolling interest holders have the right to exchange an LLC unit along with a share of Class B common stock ("Paired Interests") for Class A common stock. As such, future exchanges of Paired Interests by noncontrolling interest holders will result in a change in ownership and decrease or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital when Weber HoldCo LLC has positive or negative net assets, respectively. During the fiscal year ended September 30, 2022, pre-IPO LLC members exchanged 138,583 Paired Interests for Class A common stock.
18. Earnings (Loss) Per Share
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
Prior to the IPO, the Weber-Stephen Products LLC structure included only LLC common units issued and outstanding to pre-IPO LLC members. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings (loss) per share information has not been presented for the period prior to the IPO.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Fiscal Years Ended September 30,
	2022	2021
	(in thousands, except shares and per share data)
Numerator - basic:
Net (loss) income	$(329,980)	$5,549
Less: Net income attributable to Weber Inc. prior to the IPO	—	54,527
Less: Net loss attributable to non-controlling interests	(256,392)	(42,177)
Net loss attributable to Weber Inc. - basic	$(73,588)	$(6,801)
Numerator - diluted:
Net loss attributable to Weber Inc. - basic	(73,588)	(6,801)
Denominator - basic:
Weighted average shares of Class A common stock outstanding - basic	53,539,619	51,788,320
Denominator - diluted:
Weighted average shares of Class A common stock outstanding - basic	53,539,619	51,788,320

Loss per share of Class A common stock outstanding - basic	$(1.37)	$(0.13)
Loss per share of Class A common stock outstanding - diluted	$(1.37)	$(0.13)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

	Fiscal Years Ended September 30,
	2022	2021
Paired Interests	241,698,629	235,390,287
Profits interest awards	3,066,681	5,408,655
Options and ESPP	460,877	—
RSUs	1,801,657	5,787
19. Member Notes
During the fiscal years ended September 30, 2021 and 2020, certain employees of the Company purchased Weber-Stephen Products LLC common units in exchange for a capital contribution of $14.7 million and $0.5 million, respectively. In connection with the units purchased, the Company entered into notes receivable with certain individuals during the fiscal years ended September 30, 2021 and 2020 with face values of $11.8 million and $0.4 million, respectively. No such activity occurred during the fiscal year ended September 30, 2022.
As of September 30, 2021, the total amount due from members on the notes receivable, including interest was $11.3 million, of which $10.6 million of the member notes receivable limited the recourse provisions of the Company to 50% should the value of the common units not be sufficient to satisfy the repayment of the notes. In accordance with ASC 718, these partial recourse member notes were accounted for as nonrecourse in their entirety as the limited recourse provisions of the member notes were not aligned with a corresponding percentage of the underlying common units. Therefore, the partial recourse member notes were accounted for as if they were a stock option grant and no receivable for amounts due under the notes was recorded on the Company’s consolidated balance sheet. As there was no requisite service period associated with the notes, unit-based compensation expense related to this award was being recognized upon issuance of the notes. Stock-based compensation recognized in relation to the notes amounted to $1.1 million, $4.9 million and $0.1 million during the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
The Company received $10.6 million, $9.1 million and zero from certain borrowers of member notes to pay down the outstanding balance of partial recourse member notes during the fiscal years ended September 30, 2022, 2021, and

2020, respectively. Additionally, the Company received $0.8 million, zero and zero from certain borrowers of member notes to pay down the outstanding balance of full recourse member notes during the fiscal years ended September 30, 2022, 2021, and 2020, respectively. The amount due from members on the notes receivable, including interest, was zero as of September 30, 2022 as all partial recourse and full recourse member notes, including interest, were fully repaid. As partial recourse member notes were not reflected in the consolidated financial statements, the paydown of the partial recourse notes was accounted for as a capital contribution.
20. Subsequent Events
Unsecured Loan Agreements
Unsecured 12% Term Loan
On November 8, 2022, the Company entered into a loan agreement with BDT Capital Partners Fund I, L.P. and BDT Capital Partners Fund I-A, L.P. The loan agreement provides for an unsecured term loan facility in an initial aggregate principal amount of $61.2 million (the “Unsecured 12% Term Loan”). The loan agreement provides for additional unsecured term loans in an aggregate principal amount of up to $150.0 million.
The Unsecured 12% Term Loan bears interest at a fixed annual rate equal to 12.0%, payable in kind or in cash, at the election of the Company, on a quarterly basis (and, in the absence of such election, interest will be paid in kind). An upfront fee of 2.0% of the principal amount was paid in kind upon funding of the Unsecured 12% Term Loan. The loan agreement contains no negative covenants and no financial maintenance covenant. The loan agreement with BDT Capital Partners Fund I, L.P. and BDT Capital Partners Fund I-A, L.P. is considered a related party transaction.
On December 11, 2022, the loan agreement with BDT Capital Partners Fund I, L.P. and BDT Capital Partners Fund I-A, L.P. was amended to extend the maturity of the Unsecured 12% Term Loan, as well as any additional unsecured term loans to be entered into under the loan agreement, from January 29, 2026 to January 29, 2028.
Unsecured Credit Facility
On December 11, 2022 the Company entered into a credit facility with Ribeye Parent, LLC (“the Unsecured Credit Facility”), which provides for an unsecured delayed draw term loan of $120.0 million (the “Unsecured 15% Term Loan”) and an unsecured revolving credit facility with an initial aggregate commitment of $230.0 million (the “Unsecured Revolving Loan”). The Unsecured 15% Term Loan and Unsecured Revolving Loan may be drawn down subject to customary closing conditions no later than December 31, 2023.
Borrowings under the Unsecured Credit Facility mature on December 31, 2023 and bear interest at a fixed annual rate equal to 15.0%, payable in kind or in cash, at the election of the Company, on a quarterly basis (and, in the absence of such election, interest will be paid in kind). An upfront fee of 2.0% of the principal amount shall be payable in kind or in cash upon funding of the Unsecured 15% Term Loan, and a commitment fee of 0.5% per annum or average daily unused commitments under the Unsecured Credit Facility shall also be payable in kind or in cash on a quarterly basis. The Unsecured Credit Facility contains no negative covenants and no financial maintenance covenant. The credit facility with Ribeye Parent, LLC is considered a related party transaction.
Agreement and Plan of Merger
On December 11, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Ribeye Parent, LLC (“Parent”) and Ribeye Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”) pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving. Parent and Merger Sub are affiliates of BDT Capital Partners LLC. BDT Capital Partners LLC will acquire all of the Company’s outstanding shares of Class A common stock for $8.05 per share in cash.
The Merger is conditioned upon, among other things, the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. Subject to the satisfaction (or if applicable, waiver) of such conditions, the Merger is expected to close in the first half of 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Securities Exchange Act Rules 13a-15(e) and 15d-15(e), our management, under the supervision of our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weakness in our internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:
a.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
b.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
c.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, our initial required assessment period. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria) in Internal Control-Integrated Framework. Based on that assessment, our Interim Chief Executive Officer and Chief Financial Officer have concluded the Company’s internal control over financial reporting was not effective as of September 30, 2022 due to the material weakness described below.
Inadequate General Information Technology Controls and Business Process Controls
We identified a material weakness in the design and operation of information technology general controls (“ITGCs”) related to our IT applications supporting all of the Company’s internal control over financial reporting processes, including our enterprise resource planning system (“ERP”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain adequate user access controls to ensure access to financial IT applications, programs and data is restricted to appropriate Company personnel, and program change management controls affecting financial IT applications to ensure IT program and changes affecting IT applications are identified, authorized, tested, and implemented appropriately. In addition, our business process controls (both automated and manual) were also deemed ineffective because they are adversely impacted by the ineffective ITGCs. This material weakness could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected. However, this material weakness did not result in any identified material misstatements to our consolidated financial statements, and there were no changes to previously reported financial results.
Accordingly, Ernst & Young LLP, the Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, issued an adverse report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022.

As a result of the identification of the material weakness, and prior to filing this Annual Report, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the year ended September 30, 2022 were prepared in accordance with GAAP. Based on these procedures and analysis, and notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report have been prepared in accordance with GAAP. Our Interim Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. In addition, Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Annual Report, and we have developed a remediation plan for the material weakness, which is described below.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
The Company is in the process of implementing changes associated with the design, implementation, and monitoring of ITGCs in the areas of user access and change management for IT applications supporting all of the Company’s financial statement preparation and reporting processes to ensure that internal controls are designed and operating effectively. A significant portion of our remediation plan to address the material weakness includes the implementation of our new global ERP system, SAP S4/HANA, which was deployed in the U.S. and significant portions of our European operations during the first quarter of fiscal year 2023. While the new system is expected to be implemented to all global operations, the Company is evaluating the timing of the implementation, which may fluctuate based on future business conditions. The new ERP system will allow us to address user access and systematic segregation of duties issues by establishing user roles specific to the nature of each job function. We are also establishing controls to ensure the appropriate authorization of new user access provisioning requests and user terminations, including the performance of routine reviews of existing user access, and appropriate controls over change management. For those portions of the business where legacy IT applications remain in place beyond our next assessment period, the Company intends to address the control deficiencies as necessary. We believe that these actions, collectively, will remediate the material weakness. However, the material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes to Internal Control over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Opinion on Internal Control Over Financial Reporting
To the Stockholders and the Board of Directors of Weber Inc.
We have audited Weber Inc.'s, internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Weber Inc. (the Company) has not maintained effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness related to the ineffective design and operation of information technology general controls ("ITCGs") for IT applications supporting all of the Company's internal control over financial reporting processes. Business process controls (automated and manual) were therefore also deemed ineffective because they are adversely impacted by ineffective ITGCs. This material weakness could result in misstatements potentially impacting all financial statement accounts and disclosures that may not be prevented or detected.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, equity (deficit) and cash flows for each of the three years in the period ended September 30, 2022, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated December 14, 2022, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois
December 14, 2022

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors — The information required to be disclosed by this item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of the Stockholders (the “2023 Proxy Statement”), which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.
Identification and Members of Audit Committee; Audit Committee Financial Expert — The information required to be disclosed by this item is incorporated herein by reference to our “2023 Proxy Statement”, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.
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
Item 11. Executive Compensation.
The information required to be disclosed by this item is incorporated herein by reference to our “2023 Proxy Statement”, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required to be disclosed by this item is incorporated herein by reference to our “2023 Proxy Statement”, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required to be disclosed by this item is incorporated herein by reference to our “2023 Proxy Statement”, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.
Item 14. Principal Accounting Fees and Services.
Our independent registered accounting firm is Ernst & Young LLP, Chicago, IL, Auditor Firm ID: 42.
The information required to be disclosed by this item is incorporated herein by reference to our “2023 Proxy Statement”, which we expect to file with the SEC within 120 days after the end of our fiscal year ended September 30, 2022.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Weber Inc., Ribeye Parent, LLC and Ribeye Merger Sub, Inc. dated as of December 11, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 12, 2022)

3.1	Amended and Restated Certificate of Incorporation of Weber Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 11, 2021)

3.2	Amended and Restated Bylaws of Weber Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on August 11, 2021)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on December 14, 2021)

10.1	Fifth Amended and Restated Limited Liability Company Agreement of Weber-Stephen Products LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on December 14, 2021)

10.2	Registration Rights Agreement between Weber Inc. and the Pre-IPO LLC Members and Blocker equityholders (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 11, 2021)

10.3	Reorganization Agreement between Weber Inc., Weber-Stephen Products LLC and the parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed on July 27, 2021)

10.4	Tax Receivable Agreement between Weber Inc. and the Pre-IPO LLC Members (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 11, 2021)

10.5	Amendment No. 1, dated December 11, 2022, to the Tax Receivable Agreement between Weber Inc. and the Pre-IPO LLC Members (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 12, 2022)

10.6	Stockholders Agreement between Weber Inc. and the Pre-IPO LLC Members (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 11, 2021)

10.7†	Weber Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on August 9, 2021)

10.8†	Weber Inc. Omnibus Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (for LTIP Replacement Awards) (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on July 27, 2021)

10.9†	Weber Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (for LTIP Replacement Awards) (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1 filed on July 27, 2021)

10.10†	Weber Inc. Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1 filed on July 27, 2021)

10.11†	Weber Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 filed on August 9, 2021)

10.12†*	Employment Agreement between Weber-Stephen Products LLC and Alan D. Matula, dated as of September 23, 2022

10.13†*	Employment Agreement between Weber-Stephen Products LLC and Jennifer L. Bonuso, dated as of September 30, 2022

10.14†*	Employment Agreement between Weber-Stephen Products LLC and Erik W. Chalut, dated as of September 30, 2022

10.15†	Employment Agreement between Weber-Stephen Products LLC and Chris M. Scherzinger, dated as of July 9, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on December 14, 2021)

10.16†	Employment Agreement between Weber-Stephen Products LLC and Troy J. Shay, dated as of July 26, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on December 14, 2021)

10.17†	Employment Agreement between Weber-Stephen Products LLC and William J. Horton, dated as of July 22, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on December 14, 2021)

10.18†	Employment Agreement between Weber-Stephen Products LLC and Michael G. Jacobs, dated as of July 26, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on December 14, 2021)

10.19†	Employment Agreement between Weber-Stephen Products LLC and Mary A. Sagripanti, dated as of July 25,2021 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on December 14, 2021)

10.20†	Employment Agreement between Weber-Stephen Nordic ApS and Dr. Steffen Hahn, dated as of September 23, 2019 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on December 14, 2021)

10.21†	Addendum to Employment Agreement between Weber-Stephen Nordic ApS and Dr. Steffen Hahn, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on December 14, 2021)

10.22†	Service Contract between Weber-Stephen Deutschland GmbH and Hans-Jürgen Herr, dated as of December 9, 2010 (incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed on July 27, 2021)

10.23†	Retention Bonus Agreement between Weber-Stephen Deutschland GmbH and Hans-Jürgen Herr, dated as of October 9, 2019 (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 filed on July 27, 2021)

10.24†*	Confidential Separation and General Release Agreement between Chris M. Scherzinger and Weber-Stephen Products LLC, dated as of August 12, 2022

10.25†*	Confidential Separation and General Release Agreement between Troy J. Shay and Weber-Stephen Products LLC, dated as of August 15, 2022

10.26†*	Confidential Separation and General Release Agreement between Mary. A Sagripanti and Weber-Stephen Products LLC, dated as of October 3, 2022

10.27†	Form of Weber-Stephen Management Pool LLC Profits Interest Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 filed on July 27, 2021)

10.28†	Form of Weber-Stephen Management Pool LLC Common Unit Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 filed on July 27, 2021)

10.29†	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1 filed on July 27, 2021)

10.30	Amended and Restated Limited Liability Agreement of Weber HoldCo LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 11, 2021)

10.31	First Amendment, dated December 11, 2022, to the Amended and Restated Limited Liability Company Agreement of Weber-Stephen Products LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 12, 2022)

10.32	Credit Agreement among Weber-Stephen Products LLC, Weber-Stephen Products Belgium BV, Bank of America, N.A., as administrative agent, and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on July 27, 2021)

10.33	First Amendment to Credit Agreement among Weber-Stephen Products LLC, Weber- Stephen Products Belgium BV, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1 filed on July 27, 2021)

10.34	Second Amendment to Credit Agreement among Weber-Stephen Products LLC, Weber- Stephen Products Belgium BV, Bank of America, N.A., as administrative agent, and the lenders party thereto, dated as of August 13, 2021. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on December 14, 2021)

10.35	2022 Incremental Facility Amendment to Credit Agreement among Weber-Stephen Products LLC, Bank of America,
N.A., as administrative agent and each 2022 Incremental Lender party thereto, dated as of March 2, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2022)

10.36	Loan Agreement between Weber-Stephen Products LLC and the lenders party thereto, dated as of November 8, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 9, 2022)

10.37	Amendment No. 1, dated December 11, 2022, to Loan Agreement, dated November 8, 2022, by and among Weber-Stephen Products LLC and the lenders party thereto, dated as of November 8, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 12, 2022)

10.38	Loan Agreement between Weber-Stephen Products LLC and the lenders party thereto, dated as of December 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 12, 2022)

10.39†	Weber Inc. Form of Restricted Stock Unit Award Agreement (For Employees) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 19, 2021)

10.40†	Weber Inc. Form of Non-Qualified Stock Option Award Agreement (For Employees) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 19, 2021)

21*	Subsidiaries of Weber Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Weber Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission on December 14, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements Equity (Deficit), and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Weber Inc.’s Annual Report on Form 10-K for the period ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
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
Date: December 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan D. Matula	Interim Chief Executive Officer (principal executive officer)	December 14, 2022
Alan D. Matula

/s/ William J. Horton	Chief Financial Officer (principal financial officer)	December 14, 2022
William J. Horton

/s/ Marla Kilpatrick	Chief Accounting Officer (principal accounting officer)	December 14, 2022
Marla Kilpatrick

/s/ Kelly D. Rainko	Director, Chair of the Board	December 14, 2022
Kelly D. Rainko

/s/ Susan T. Congalton	Director	December 14, 2022
Susan T. Congalton

/s/ Elliott Hill	Director	December 14, 2022
Elliott Hill

/s/ Martin McCourt	Director	December 14, 2022
Martin McCourt

/s/ Melinda R. Rich	Director	December 14, 2022
Melinda R. Rich

/s/ James C. Stephen	Director	December 14, 2022
James C. Stephen

/s/ Magesvaran Suranjan	Director	December 14, 2022
Magesvaran Suranjan