Form 10-K/A
period 2022-09-30
Weber Inc.
filed 2023-01-27
CIK 1857951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition per
i
od from

to

Commission File Number: 001-40702

Weber Inc.
(Exact name of registrant as specified in its charter)

DE	61-1999408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1415 S. Roselle Road Palatine, Illinois	60067
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒  Yes    ☐  No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐  Yes    ☒  No
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).    ☐  Yes    ☒  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of registrant’s voting and
non-voting
common equity held by
non-affiliates
of the registrant, based on the closing price of the Class A Common Stock on the New York Stock Exchange on March 31, 2022 was approximately $294 million.
Shares of Class A Common Stock outstanding as of January 10, 202
3
 – 53,738,392 shares
Shares of Class B Common Stock outstanding as of January 10, 202
3
 – 234,476,377 shares
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Ernst & Young LLP	Auditor Location: Chicago, Illinois	Auditor Firm ID: 42

Weber Inc.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended September 30, 2022 of Weber Inc., filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2022 (the “Original Form 10–K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form
10-K
to include information previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K
which permits the above referenced Items to be incorporated in the Annual Report on Form
10-K
by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after September 30, 2022. At this time, Weber Inc. is filing this Amendment to include Part III information in our Annual Report on Form
10-K
because we do not intend to file a definitive proxy statement within 120 days of September 30, 2022. Accordingly, Part III of the Original Form
10-K
is hereby amended and restated as set forth herein. The information included herein as required by Part III, Items 10 through 14 of Form
10-K
is more limited than what is required to be included in definitive proxy statements filed in connection with annual meetings of stockholders.

The reference on the cover page of the Original Form
10-K
to the incorporation by reference of our definitive proxy statement into Part III of the Original Form
10-K
is hereby deleted.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form
10-K
and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K. There have been no changes to the financial information presented, nor to the audited financial statements included, in the Original Form
10-K.

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, the terms “Weber,” “Company,” “we” and “our” refer to Weber Inc. and its consolidated subsidiaries, and capitalized terms used herein are given the definitions as provided in the Original Form
10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age (as of January 27, 2023) and position of each of our executives and directors.

Name	Age	Position
Alan D. Matula(1)	62	Chief Executive Officer
William J. Horton(1)	55	Chief Financial Officer
Michael G. Jacobs(1)	52	Chief Operating Officer
Erik Chalut(1)	48	General Counsel and Secretary
Jennifer Bonuso(1)	44	President of Weber Americas
Steffen Hahn(1)	45	President of Weber EMEA
Kelly D. Rainko	45	Non-Executive Chair of the Board
Susan T. Congalton(2)	76	Director
Elliott Hill(3)	59	Director
Martin McCourt(2)(3)	66	Director
Melinda R. Rich(3)	65	Director
James C. Stephen	73	Director
Magesvaran Suranjan(2)	53	Director

(1)	Executive officer
(2)	Member of the audit committee
(3)	Member of the compensation committee

Alan D. Matula has served as Chief Executive Officer of the Company since December 16, 2022 and previously as Interim Chief Executive Officer of the Company since July 24, 2022. Mr. Matula served as Chief Information Officer of the Company and previously Weber-Stephen Products LLC since 2015. In March 2022, Mr. Matula was appointed as Chief Technology Officer of the Company, leading the Company’s R&D organization, IoT and digital initiatives, as well as global IT organization. Prior to the Company, Mr. Matula worked for the Royal Dutch Shell plc organization for over 35 years, including as Chief Information Officer from 2006 to 2015. Mr. Matula received a Bachelor of Business degree in Qualitative Business Analysis from Indiana University in 1982, and an Executive MBA at Houston Baptist University.

William J. Horton has served as Chief Financial Officer of the Company and previously Weber-Stephen Products LLC since June 2018. Prior to joining the Company, Mr. Horton served as Division CFO for a number of business units within Jarden Corporation, prior to its merger with Newell Rubbermaid, from 2009 to 2016. After the acquisition, under Newell Brands, Mr. Horton was CFO of the company’s largest division, Rubbermaid Commercial Products, from 2016 to 2018. Mr. Horton achieved the rank of Captain in the U.S. Air Force, serving from 1989 to 1994 at Wright-Patterson Air Force Base in Dayton, Ohio. Mr. Horton has served as a Director of Rather Outdoors since February 2020. Mr. Horton received a BA in Mathematics from Miami University in 1989, and an MBA in Finance from Wright State University in 1994. On December 16, 2022, the Company announced that Mr. Horton informed the Company of his decision to resign from his position as Chief Financial Officer of the Company, effective January 31, 2023.

Michael G. Jacobs has served as Chief Operating Officer of the Company since November 18, 2021. Prior to his promotion, Mr. Jacobs served as Chief Supply Chain Officer of the Company and previously Weber-Stephen Products LLC since September 2020. Mr. Jacobs’ previous roles at the Company include Executive Vice-President, Supply Chain & Operations from September 2018, Senior Vice President, Supply Chain from February 2016, and Vice President, Purchasing from 2014. Mr. Jacobs received a BA in Economics from Valparaiso University in 1992 and an MBA from Loyola University in 1994.

Erik Chalut has served as General Counsel and Secretary of the Company since October 1, 2022. He previously served as Deputy General Counsel of the Company from August 2021 to September 2022. Prior to joining the Company, Mr. Chalut served as Corporate Counsel at Kellogg Company in Battle Creek, Michigan from 2014 to 2021, focusing on M&A, securities, governance, venture capital and other corporate matters. He previously spent 15 years in private practice, including 10 years at Kirkland & Ellis LLP, where he was named Partner in 2006. Mr. Chalut received his BA in History from Michigan State University in 1996 and his J.D. from the University of Michigan Law School in 1999. Mr. Chalut is admitted to practice in the State of Illinois.

Jennifer Bonuso has served as President, Americas since August 18, 2022. She previously served as Senior Vice President and General Manager, Global Product of the Company and as Global Head of Product Management of the Company. Prior to joining the Company, Ms. Bonuso led the global Consumer Business for the Honeywell/ Resideo spin off. She also spent 11 years with Whirlpool working on the Jenn-Air, KitchenAid, Whirlpool and Maytag brands, holding various leadership positions in product sales, marketing, consumer products business unit and the innovation lab. Ms. Bonuso is the co-owner of five patents and began her career with Hormel Foods. Ms. Bonuso received a BA in Marketing from the University of Northern Iowa in 2000 and an MBA from the University of Tennessee at Chattanooga in 2006.

Steffen Hahn, PhD has served as President, EMEA since December 1, 2021. Prior to this, he served as Senior Vice President—EMEA Commercial for the Company and previously Weber-Stephen Products LLC since March 2020. Prior to this, Dr. Hahn served as a management consultant at McKinsey & Company from 2013. Dr. Hahn received an M.Sc. in Production Management from Chalmers University of Technology in 2000, a Dipl.-Ing in Industrial Engineering from Technical University of Berlin in 2003, and a PhD in Consumer Behavior from University of St. Gallen, Switzerland in 2012.

Kelly D. Rainko has served as Non-Executive Chair of the Board since July 2021. Prior to the reorganization in connection with the Company’s initial public offering in August 2021, she served as a director of Weber-Stephen Products LLC since December 2010. Ms. Rainko is a Partner at BDT & MSD Holdings, L.P. Ms. Rainko has more than 20 years of experience advising and investing with closely held companies. Prior to joining the predecessor of BDT & MSD Holdings, L.P. at its founding in 2009, she worked at Goldman Sachs in the Closely Held effort within the Investment Banking Division. Her experience with closely held companies began with her work as a third-generation member in her family’s garden center business. Ms. Rainko serves as a board member of SAFE Project and a trustee of the Lincoln Park Zoo in Chicago. She previously served as a director of Peet’s Coffee and Caribou Coffee, a board observer of KIND Healthy Snacks, and an advisory director of Cox Automotive. Ms. Rainko received a BBA from the University of Michigan, and an MBA from the Kellogg School of Management at Northwestern University.

As a result of these professional and other experiences, we believe Ms. Rainko possesses particular knowledge and experience in a variety of identified core competencies and other areas that strengthens the Board’s collective knowledge, capabilities and experience, including (but not limited to) accounting and financial acumen, strategic planning and corporate development, human resources and organization development, regulatory and legal affairs, risk management/crisis management, and corporate social responsibility.

Susan T. Congalton has served as a Director of the Company since July 2021 and prior to that of Weber-Stephen Products LLC since January 2016. Ms. Congalton served as Chairman and CEO of California Amforge Corporation, a metal forging company principally serving the commercial and military aerospace industries, from 2002 through 2019. Prior to that, she engaged in business consulting and private investments; served as Senior Vice President- Finance and Law, CFO and General Counsel of Carson Pirie Scott & Company in Chicago, Illinois; and was a Partner in the New York law firm of Reavis & McGrath, where she specialized in corporate and venture capital transactions. Ms. Congalton previously served as a Director of BMO-Harris Financial Corp., where she chaired the Audit and Governance Committees, and as a Director of Pulitzer Inc. Ms. Congalton received a J.D. from Georgetown University Law Center, and a B.A. from Loretto Heights College.

As a result of these professional and other experiences, we believe Ms. Congalton possesses particular knowledge and experience in a variety of identified core competencies and other areas that strengthens the Board’s collective knowledge, capabilities and experience, including (but not limited to) accounting and financial acumen, manufacturing and supply chain, human resources and organization development, regulatory and legal affairs, risk management/crisis management, and corporate social responsibility.

Elliott Hill has served as a Director of the Company since July 2021 and prior to that of Weber-Stephen Products LLC since August 2020. Mr. Hill currently serves as an Advisor to BDT Capital Partners and as a director of Rather Outdoors and Tecovas, Inc. Mr. Hill previously worked at Nike from 1988 to 2020, most recently as President, Consumer & Marketplace from March 2018 to August 2020. Other roles during Mr. Hill’s time at Nike consist of leadership positions in Sales and Retail including Apparel Sales Director in Europe; Retail Development Director for EMEA; Vice President of Sales and Retail in EMEA; Vice President and General Manager of US Retail; Vice President of U.S. Sales, Retail and Nike.com; Corporate Vice President of Global Retail; and President of Nike North America. Mr. Hill received a BS in Kinesiology from Texas Christian University in 1986 and a Master’s Degree in Sports Administration from Ohio University in 1988.

As a result of these professional and other experiences, we believe Mr. Hill possesses particular knowledge and experience in a variety of identified core competencies and other areas that strengthens the Board’s collective knowledge, capabilities and experience, including (but not limited to) strategic planning and corporate development, consumer products marketing and brand management, international operations and emerging markets, human resources and organization development, sales and distribution channel management, and corporate social responsibility.

Martin McCourt has served as a Director of the Company since July 2021 and prior to that of Weber-Stephen Products LLC since January 2019. From 1996 to 2012, Mr. McCourt served as Director and as Chief Executive Officer of Dyson where he transformed the company from a single product, single market producer into a global appliance leader. Mr. McCourt also serves as a BDT Operating Partner. Mr. McCourt previously held leadership positions at Mars, Duracell, Toshiba and Pelikan. Mr. McCourt currently serves as Chairman of Simon Technologies, a subsidiary of Pure Electric; Director of Tharsus; Chairman of Free Flow Technologies; and Chairman of Lightfoot. Mr. McCourt has served on the Boards of other companies and organizations in the past, including as Chairman, at companies such as Learning Curve Group, Headbox, Your Life, Glen Dimplex, Dudson, Venture Founders, CAP, CliniSys Group, Dutch Ophthalmic Research Centre and Equatex.

As a result of these professional and other experiences, we believe Mr. McCourt possesses particular knowledge and experience in a variety of identified core competencies and other areas that strengthens the Board’s collective knowledge, capabilities and experience, including (but not limited to) consumer products marketing and brand management, innovation/research and development/technology, international operations and emerging markets, human resources and organization development, regulatory and legal affairs, and corporate social responsibility.

Melinda R. Rich has served as a Director of the Company since July 2021. Ms. Rich currently serves as Vice Chairman of Rich Products Corporation, and sits on the company’s Board of Directors, including as Chairperson for the Finance and Audit Committee and Compensation and Organization Committee. Ms. Rich is Executive Vice Chairman of Rich Entertainment Group. She joined Rich Products Corporation in 1985 and worked in various roles as part of the leadership team including President, Rich Entertainment Group and Executive Vice President of Innovation. Ms. Rich serves as a Director of M&T Bank, including as a member of their Nomination, Compensation and Governance Committee; she is a Partner in Grove Entertainment, an Advisor to BDT Capital Partners, a member of the Cleveland Clinic Board of Directors and serves on the Rock and Roll Hall of Fame + Museum Board of Trustees, including as a member of their Executive Committee and Co-Chair of the Marketing Committee.

As a result of these professional and other experiences, we believe Ms. Rich possesses particular knowledge and experience in a variety of identified core competencies and other areas that strengthens the Board’s collective knowledge, capabilities and experience, including (but not limited to) strategic planning and corporate development, consumer products marketing and brand management, international operations and emerging markets, manufacturing and supply chain, sales and distribution channel management, and corporate social responsibility.

James C. Stephen has served as a Director of the Company since July 2021. Prior to that, he served as Executive Chairman of Weber-Stephen Products LLC since 2013 and was a member of its board since it was formed in 2010. Mr. Stephen is currently a Director of Bemis Manufacturing Company, a Director of Cornerstone National Bank and a member of the Board of Trustees for the University of Chicago Hospitals. Mr. Stephen served as President and CEO of Weber-Stephen Products LLC and its predecessor from 1992 to 2013.

Mr. Stephen was selected to serve on our Board of Directors because of his unique perspective and experience as a member of the company’s founding family and as its former CEO. In addition, we believe Mr. Stephen possesses particular knowledge and experience in a variety of identified core competencies and other areas that strengthens the Board’s collective knowledge, capabilities and experience, including (but not limited to) accounting and financial acumen, innovation/research and development/technology, manufacturing and supply chain, regulatory and legal affairs, sales and distribution channel management, and risk management/crisis management.

Magesvaran Suranjan has served as a Director of the Company since July 2021. Mr. Suranjan currently serves as President—Asia Pacific, Middle East, and Africa of Procter & Gamble. Mr. Suranjan joined Procter & Gamble in 1994 and has worked in various roles as part of the leadership team, including President, Asia Pacific Selling & Market Operations and Vice President, Asia Home Care, Personal Power, and Australasia, Japan and Korea Oral Care. Mr. Suranjan serves as a Director of the U.S.-India Business Council, a Director of the Singapore Economic Development Board, including as a member of its Finance Committee, a Member of the Advisory Board of the Lee Kong Chan School of Business at Singapore Management University and as a Member of the Advisory Board for the Center of Emerging Markets at Northeastern University. Mr. Suranjan received a B.Sc. with Honors in Accounting from Indiana University, Bloomington, in 1989 and an M.B.A. in Finance & Marketing from the University of Chicago in 1994.

As a result of these professional and other experiences, we believe Mr. Suranjan possesses particular knowledge and experience in a variety of identified core competencies and other areas that strengthens the Board’s collective knowledge, capabilities and experience, including (but not limited to) accounting and financial acumen, strategic planning and corporate development, consumer products marketing and brand management, innovation/research and development/technology, international operations and emerging markets, and sales and distribution channel management.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and NYSE. Such executive officers, directors and stockholders also are required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended September 30, 2022 except for Form 4 filings to report forfeitures of Profits Units (as defined below) by

Weber-Stephen Management Pool LLC on March 8, 2022 and August 12, 2022, which were filed late due to administrative error.

Corporate Governance

Board-Adopted Corporate Governance Guidelines

Since the Company’s initial public offering in August 2021 (the “Offering”), we have been operating under corporate governance principles and practices (the “Corporate Governance Guidelines”) that are designed to maximize long-term Stockholder value, align the interests of the Board and management with those of our Stockholders and promote high ethical conduct among our Directors and employees. The Corporate Governance Guidelines include the following:

•

Once the Company is no longer a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules, a majority of the Board shall be comprised of directors meeting the independence requirements of the NYSE at a minimum. Currently, a majority of the Directors meet the independence requirements.

•

Only independent directors meeting the independence requirements of the NYSE and, for audit committee members, Rule 10A-3 of the Securities Exchange Act of 1934 and any related rules promulgated by the SEC, may serve on the Audit and Compensation Committees, except that the Company may rely on applicable transition rules and exemptions available to a “newly public company” within the meaning of the NYSE rules. All three of the Audit Committee members are independent.

•

The Chair of the Board, in conjunction with the CEO, establishes on an annual basis an agenda of topics for consideration and review by the Board to be addressed during the following year. This annual schedule of topics is then provided to the full Board for review and comment and is adjusted, as appropriate, during the year. The Chair of the Board, in conjunction with the CEO, shall determine the frequency and length of Board meetings and shall set the agenda for each Board meeting. Board members are encouraged to suggest the inclusion of additional items on an agenda, and any director may request that an item be placed on an agenda.

•	The Board reviews CEO succession planning at least once per year.

•	The Board and each Board Committee have the power to hire independent legal, financial or other advisors as they may deem necessary, at our expense.

•

The Corporate Governance Guidelines provide that non-employee Directors regularly meet in executive session, and the independent Directors shall meet in executive session at least once annually. As a general practice, the non-employee Directors meet in executive session at each regular Board meeting, and did so in 2022.

•	The Board and Board Committees shall conduct annual performance evaluations to assess whether the Board, its Committees, and the Directors are functioning effectively.

•	The Compensation Committee, which is entirely independent, conducts a review at a minimum annually of the performance of the executive officers, including the CEO, and determines their compensation.

•

Non-employee Directors who change their primary employment from that held when they were elected shall offer his or her resignation for the Board to consider the continued appropriateness of Board membership under the circumstances.

•	Directors have direct and regular access to officers and employees of the Company and can initiate contact or meetings directly or through the CEO or Secretary.

•	Continuing education is provided to Directors consistent with our Board education policy.

•	No Director should serve on more than three other public company boards, in addition to Weber.

Board Leadership Structure; Communication with the Board

Prior to the Company’s initial public offering (the “Offering”), board-level decisions were made by the board of the Company’s subsidiary, and primary operating company, Weber-Stephen Products LLC. In anticipation of the Offering, the Weber-Stephen Products LLC operating agreement was amended to dissolve the Weber-Stephen Products LLC board, and we created a new board of directors of Weber Inc. (the “Reorganization”). Unless stated otherwise, when referring herein to the “Board” we refer to the Weber-Stephen board prior to the Reorganization and the Weber Inc. board after the Reorganization. Our Board currently consists of seven Directors. In accordance with our certificate of incorporation and bylaws, the number of Directors on our Board will be determined from time to time by the Board but shall not be less than five persons nor more than 13 persons. Each Director is to hold office until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. Vacancies and newly created directorships on the Board may be filled at any time by the remaining Directors.

If a stockholder or any other interested party wishes to communicate directly with our Chair of the Board, other non-management Directors or our Board as a whole, the stockholder or the other interested party may do so by writing to our Secretary or the head of Investor Relations. All communications will be delivered to the Director or Directors to whom they are addressed unless the Secretary or the head of Investor Relations determines that a communication is a business solicitation or advertisement, or requests general information about us. The stockholder should address all communications directed to our Secretary or head of Investor Relations regarding the matters discussed in this proxy statement to Weber Inc., 1415 S. Roselle Road, Palatine, Illinois 60067, Attention: Office of the Secretary or Weber Inc., 1415 S. Roselle Road, Palatine, Illinois 60067, Attention: Investor Relations.

The following section describes Weber’s Board leadership structure, the reasons why the structure is in place at this time, the roles of various positions, and related key governance practices. The mix of experienced independent and management Directors that make up our Board, along with the role of our Chair, benefits Weber and its Stockholders.

Independence

Our Board is composed of five independent Directors under the applicable corporate governance standards of the NYSE, Mr. Stephen, our former CEO, and Ms. Rainko, a representative of our largest Stockholder.

Controlled Company Exception

Entities controlled by BDT Capital Partners, LLC beneficially own more than 50% of the voting power for the election of Directors. As a result, we are a “controlled company” within the meaning of the NYSE rules and may elect to rely on exemptions from certain corporate governance standards provided to controlled companies by the NYSE rules, including that: (i) a majority of our board of directors consists of “independent directors,” as defined under the NYSE rules; (ii) we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (iii) we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. In reliance on this exception, we do not have a nominating and corporate governance committee. Accordingly, to the extent and for so long as we rely on this exception, Stockholders will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a “controlled company” and our Class A common stock continues to be listed on the NYSE, we will be required to comply with all of these provisions within the applicable transition periods. We have elected to have a majority of our directors be “independent” as defined in the NYSE rules and a compensation and audit committee composed entirely of independent directors.

Independence; Committee Structure

In 2022, the Board had two standing Committees: (i) Audit, and (ii) Compensation. The Compensation Committee is composed solely of independent Directors. Until August 4, 2022, the Audit Committee was composed of two independent directors and one non-independent, taking advantage of a transition exemption available to newly public companies. Since August 4, 2022, the Audit Committee is composed solely of independent Directors. In addition, none of our executive officers have served as a member of a compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer serving as a member of our Board. Each Committee has a different independent Director serving as Committee chair.

Chair / CEO

At the current time, the Company has separated the roles of Chair of the Board and CEO. The Board believes that this leadership structure allows our CEO to focus on executing our strategic imperatives and leading our Company. Meanwhile, in her capacity as Non-Executive Chair, Ms. Rainko can focus on leading the Board, ensuring that it provides strong oversight of management and that all Directors have access to the resources required to discharge their duties appropriately. At this time, the Company’s CEO is not a member of the Board.

Self-Evaluation

Our Board conducts an annual performance evaluation to determine whether the Board, its Committees, and the Directors are functioning effectively. Our Corporate Governance Guidelines provide the flexibility for our Board to modify our leadership structure in the future as appropriate. We believe that Weber, like many U.S.-based companies, has been well-served by this flexible leadership structure.

Company Strategy

Strategic planning and oversight of the Company’s business strategy is a key responsibility of the Board, and the Board has deep experience and expertise in the areas of strategy and strategic development. The Board believes that overseeing and monitoring strategy is a continuous process and takes a multi-step approach in exercising its responsibilities. Our entire Board discusses the strategic priorities of the Company, taking into consideration global economic, consumer and other significant trends, as well as changes in our industry and regulatory initiatives. The Board reviews the Company’s strategy periodically during the year, and dedicates at least one meeting each year to focus on a strategic review, including key elements of our strategy, such as innovation, expansion and strategic investments. Topics are also embedded in the work of Committees.

While the Board and its Committees oversee strategy and strategic planning, management is charged with executing the business strategy. To monitor performance against the Company’s strategic goals, the Board receives regular updates and actively engages in dialogue with the Company’s senior leaders.

The Board’s oversight and management’s execution of business strategy are intended to help promote the creation of long-term stockholder value in a sustainable manner, with a focus on assessing both opportunities available to us and risks that we may encounter.

Board Oversight of Risk

The Board oversees our enterprise risks. Management, who is responsible for day-to-day risk management, conducts a risk assessment of Weber’s business at least annually. The risk assessment process is global in nature and has been developed to identify and assess Weber’s current and emerging risks, including the nature of the risk, as well as to identify steps to mitigate and manage each risk, as needed.

While risk oversight is a full Board responsibility, the responsibility for oversight of the risk process has been delegated to the Audit Committee. As such, one of the leaders of the risk assessment process is the Chief Accounting Officer, who reports to the Chair of the Audit Committee. The Audit Committee and the full Board at each of their regularly scheduled meetings receive an update on the current status and action items previously identified to mitigate and manage the key enterprise risks.

The results of the risk assessment are reviewed with the Audit Committee and the full Board. The centerpiece of the assessment is the discussion of key risks which includes the potential magnitude and likelihood of each risk. As part of the process for assessing each risk, management identifies the nature of the risk, the potential impact of the risk, and management’s initiatives to manage the risk.

The results of the risk assessment are then integrated into the Board’s processes, including the potential for further assessments of the risk via internal audit reviews or other actions of the Board, its Committees and management. The Audit Committee monitors the status of these actions to ensure that Weber’s key senior executives responsible for the matters are addressing them appropriately. Through this process, each key risk is reviewed at least annually, with many topics reviewed on several occasions throughout the year.

The Board and the Audit Committee are particularly focused on cybersecurity risk oversight, including response planning, incident recovery and business continuity considerations. To this end, the Company’s management has an approximately monthly Information Governance Steering Committee meeting, co-chaired by the Chief Information Officer, Chief Human Resources Officer and General Counsel, which oversees cybersecurity, data privacy and related regulatory compliance and risks for management, which it reports to the Audit Committee. Cybersecurity and information technology was an agenda item presented by either our CEO (who previously served as Chief Information Officer) or our Chief Information Officer at five Audit Committee meetings during 2022; the Audit Committee chair, in turn, provided a summary of this information to the full Board at four Board meetings. All of our current Directors have information security experience and the Company has an information security and training program for its employees.

In addition, adjustments are made to Board and Committee agendas throughout the year so that enterprise risks are reviewed at the relevant times. This process facilitates the Board’s ability to fulfill its oversight responsibilities of Weber’s risks in a timely and effective manner.

Plurality Voting for Directors

Our bylaws contain a plurality voting standard for the election of Directors. Furthermore, the stockholders agreement we entered into with the individuals and entities that were members of Weber-Stephen Products LLC before the Reorganization (collectively, the “Pre-IPO LLC Members) provides that until the Pro-IPO LLC Members no longer beneficially own a majority of the aggregate outstanding shares of our common stock, the Pre-IPO LLC Members are able to designate a majority of the nominees for election to our Board, including the nominee for election to serve as Chair of our Board. If Pre-IPO LLC Members beneficially own less than 50% of the aggregate number of outstanding shares of our common stock, such designation rights will be proportionately reduced—for example, if the size of our Board is nine members, Pre-IPO LLC Members may designate: four nominees, if they beneficially own between 40% and 50% of the aggregate number of outstanding shares of our common stock; three nominees, if they beneficially own between 30% and 40% of the aggregate number of outstanding shares of our common stock; two nominees, if they beneficially own between 20% and 30% of the aggregate number of outstanding shares of our common stock; and one nominee, if they beneficially own between 10% and 20% of the aggregate number of outstanding shares of our common stock.

Notwithstanding the above, the Pre-IPO LLC Members have not utilized this right of nomination in connection with the Annual Meeting.

Director Independence

The Board has determined that all current Directors (other than Ms. Rainko and Mr. Stephen) are independent based on NYSE standards.

The Board also considers from time to time commercial ordinary-course transactions as it assesses independence status, including transactions relating to selling product and marketing arrangements. The Board has concluded that these transactions did not impair Director independence for a variety of reasons including that the amounts in question were considerably under the thresholds set forth in our independence standards and the relationships were not deemed material.

Attendance at Annual Meetings

All incumbent Directors are encouraged to attend the Annual Meeting of Stockholders.

Code of Conduct/Ethics

We have adopted the Code of Business Conduct and Ethics applicable to Directors and employees of the Company (including the CEO, CFO, other named executive officers (“NEOs”), and Chief Accounting Officer). Any amendments to, or waivers of, the Code of Business Conduct and Ethics applicable to our Directors or executive officers (including the CEO, CFO, other NEOs, and Chief Accounting Officer) will be posted on www.weber.com. There have been no waivers of code of ethics in 2022, and we have made no amendments to the code of ethics since the Reorganization.

Availability of Corporate Governance Documents

Copies of the Corporate Governance Guidelines, the Charters of the Audit and Compensation Committees of the Board, and the Code of Business Conduct and Ethics can be found on the Weber investor relations website at investors.weber.com, under the “Governance” tab. Stockholders may also request a free copy of these documents from Weber’s Investor Relations Department at 1415 S. Roselle Road, Palatine, Illinois 60067 (phone: (847) 654-2660) or investors@weber.com.

Board and Committee Membership

The Board routinely reviews Board composition to ensure that it has the right balance of skills to fulfill its oversight obligations for Stockholders. As part of that process, the Board considers current tenure and potential retirements.

As of September 30, 2022, the Board had the following standing Committees in 2022: (i) Audit; and (ii) Compensation.

Audit Committee

Susan T. Congalton, Martin McCourt and Magesvaran Suranjan are the members of the Audit Committee. Ms. Congalton and Mr. Suranjan have each served in that capacity for the full fiscal 2022 year. Mr. McCourt has been on the Audit Committee since August 4, 2022, replacing Mr. Stephen who stepped down from the Audit Committee. Ms. Congalton has been the chair of the Audit Committee throughout 2022. Pursuant to a written charter, the Audit Committee, among other things, assists the Board in its oversight of (i) the integrity of the Company’s financial statements and effectiveness of the Company’s internal controls; (ii) the qualifications, independence and performance of the Company’s independent auditor; (iii) the performance of the Company’s internal audit function; (iv) the Company’s compliance with legal and regulatory requirements; and (v) the Company’s policies and practices with respect to risk assessment and risk management, including with respect to information technology and cybersecurity. The Board and the Audit Committee are particularly focused on cybersecurity risk oversight, including response planning, disaster recovery and business continuity considerations. The Audit Committee was briefed on information technology and cybersecurity five times in 2022.

The Audit Committee, or its Chair, also pre-approves all audit and permitted non-audit engagements and services by the independent registered public accounting firm and its affiliates. The Audit Committee also has the sole authority to appoint, subject to Stockholder ratification, or replace the independent registered public accounting firm, which directly reports to the Audit Committee, and is directly responsible for the compensation and oversight of the independent registered public accounting firm. As part of the annual auditor engagement process, the Audit Committee considers whether to rotate the independent registered public accounting firm. Ernst & Young LLP rotates its lead audit engagement partner every five years for public company clients and the Audit Committee has direct and meaningful involvement in the selection of the lead engagement partner. In fact, Weber engaged a new lead engagement partner from Ernst & Young LLP for fiscal year 2022.

Ms. Congalton, Mr. McCourt, Mr. Suranjan, and Mr. Stephen have each been determined by the Board to be an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of SEC Regulation S-K. The Board has determined that Ms. Congalton, Mr. McCourt and Mr. Suranjan meet the definition of independence under our Corporate Governance Guidelines and the requirements of the NYSE. Under Rule 10A-3 of the Securities Exchange Act of 1934, the Company was entitled to rely on applicable transition rules and exemptions available to a newly public company within the meaning of the New York Stock Exchange rules. Until August 4, 2022, the Company relied on this transition exemption such that one of its three Audit Committee members, Mr. Stephen, was not independent. Mr. Stephen is a former executive officer of Weber (he served as CEO until 2013). The Audit Committee transitioned to a fully independent committee on August 4, 2022, prior to the time required by the rules. The Audit Committee met nine times in 2022.

Compensation Committee

Martin McCourt, Elliott Hill and Melinda R. Rich are the members of the Compensation Committee. Mr. McCourt has been the chair of the Compensation Committee throughout 2022. Pursuant to a written charter, the Compensation Committee, among other things: (a) reviews and approves the compensation of Executive Officers, as defined by the SEC; (b) identifies, reviews and approves corporate goals and objectives relevant to executive officer compensation; (c) reviews and approves the Company’s peer companies and data sources for purposes of evaluating the Company’s compensation competitiveness and establishing the appropriate competitive positioning of the levels and mix of compensation elements; (d) evaluates each Executive Officer’s performance in light of such goals and objectives and determines each Executive Officer’s compensation based on such evaluation, including such other factors as the Compensation Committee deems appropriate and in the best interests of the Company; (e) determines any long-term incentive component of each Executive Officer’s compensation; (f) reviews and evaluates the Company’s executive compensation and benefits policies generally; and (g) reviews the Company’s management succession planning, including policies for Chief Executive Officer selection and succession in the event of the incapacitation, retirement or removal of the Chief Executive Officer, and evaluations of, and development plans for, any potential successors to the Chief Executive Officer. The Compensation Committee may form and delegate authority to subcommittees or the Compensation Committee chair when appropriate. The Compensation Committee met five times in 2022.

The Compensation Committee also approves all engagements and services to be performed by any consultants or advisors to the Compensation Committee. In July 2021, the Compensation Committee retained Frederic W. Cook (“FW Cook”) as an independent compensation consultant to provide guidance on post-Offering compensation design. Since the Offering, and through 2022, FW Cook is serving as the Compensation Committee’s primary compensation consultant and helps it and the Company design our executive compensation and equity incentive programs. The compensation consultant reports directly to the Compensation Committee. Prior to retaining any such consultant, or other advisor, the Compensation Committee must consider whether the work of such consultant or other advisor would raise a conflict of interest according to the independence factors enumerated by the NYSE, as well as any other factors the Compensation Committee determines to be relevant. Other than the work it performs for the Compensation Committee and the Board, FW Cook does not provide any consulting services to Weber or its executive officers. For additional information about the independence of the Compensation Committee’s consultant, refer to “Compensation Discussion and Analysis — Compensation Approach — Independence.”

The Board has determined that each member of the Compensation Committee meets the definition of independence under our Corporate Governance Guidelines and the requirements of the NYSE and further qualifies as a non-employee Director for purposes of Rule 16b-3 under the Securities Exchange Act of 1934. The members of the Compensation Committee are not current or former employees of Weber, are not eligible to participate in any of our executive compensation programs, do not receive compensation that would impair their ability to make independent judgments about executive compensation, and are not “affiliates” of the Company, as defined under Rule 10c-1 under the Securities Exchange Act of 1934.

The Compensation Committee is charged with overseeing the review and assessment of risks arising from Weber’s compensation policies and practices. This includes the Compensation Committee’s annual review of our compensation program for design features considered to encourage excessive risk taking and Weber’s approach to those features. As part of its review, the Compensation Committee also assesses perspectives from independent experts and regulators. Weber uses a number of approaches to mitigate excessive risk taking, including significant weighting towards long-term incentive compensation, emphasizing qualitative goals in addition to a variety of quantitative metrics, equity ownership guidelines and clawback policies. As a result of this review, together with input from the independent compensation consultant, the Compensation Committee determined that the risks arising from Weber’s compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Weber.

For additional information about the Compensation Committee’s processes for establishing and overseeing executive compensation, refer to “Item 11—Compensation Discussion and Analysis—Compensation Approach.”

Item 11. Executive Compensation

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis section is to provide information about the material elements of compensation that, during our fiscal year ended September 30, 2022, were paid to, awarded to, or earned by our NEOs who consist of the following individuals:

•	Alan D. Matula, Chief Executive Officer(1);

•	William J. Horton, Chief Financial Officer(2);

•	Michael G. Jacobs, Chief Operating Officer(3);

•	Steffen Hahn, President, EMEA(4);

•	Jennifer Bonuso, President, Americas(5);

•	Chris M. Scherzinger, Former Chief Executive Officer(6);

•	Hans-Jürgen Herr, Former President Emeritus & Executive Vice President – Growth Projects, EMEA(7); and

•	Ryan B. Warren, Former President, Americas(8).

(1)	Mr. Matula was appointed as our interim Chief Executive Officer on July 24, 2022, and was appointed permanent Chief Executive Officer on December 16, 2022.
(2)	Mr. Horton will depart as Chief Financial Officer on January 31, 2023.
(3)	Mr. Jacobs was appointed as Chief Operating Officer on November 18, 2021.
(4)	Mr. Hahn was appointed as President, EMEA on November 18, 2021.
(5)	Ms. Bonuso was appointed as President, Americas on August 12, 2022.
(6)	Mr. Scherzinger departed as Chief Executive Officer on July 24, 2022.
(7)

As part of a planned retirement, Mr. Herr transitioned to a new role as Senior Vice President, Global Brand and Consumer Experience on September 21, 2022. Mr. Herr will leave the Company on September 30, 2023.

(8)	Mr. Warren was appointed as President, Americas, effective on December 1, 2021. He departed as President, Americas on August 12, 2022.

Compensation Philosophy and Objectives

Our executive compensation program has been designed to motivate, reward, attract and retain high caliber management deemed essential to ensure, and capitalize on, our success. The program seeks to tightly align executive compensation with our short- and long-term business objectives, business strategy and company-wide financial performance. Our compensation program is designed to achieve the following objectives:

•	Provide competitive and attractive pay levels and opportunities that reflect the respective positions, duties and responsibilities of our executive officers;

•	Incentivize contributions to the continued growth and development of our business;

•	Link pay to the performance of segmented business units while encouraging collaboration across business units to enhance value of the full enterprise; and

•	Retain essential executive officers and compensate their short and long-term contributions.

Our compensation philosophy is designed to reflect the following general principles:

•

Attract and retain talent – The total compensation package is designed to attract, retain and motivate highly qualified executives capable of leading us to greater performance. Base salary and annual incentives provide a competitive annual total cash compensation opportunity in the short term and equity-based incentives provide a competitive opportunity over the long term.

•

Align with stockholder interests – The interests of executives should align with the interests of our stockholders by using annual and long-term incentive vehicles that correlate well with the creation of stockholder value.

•

Balance of timing – Compensation plan designs promote a balance between annual and long-term business results. While we believe the creation of stockholder value long term is extremely important, we also believe that the achievement of our annual goals is the best way to contribute to our sustainable, long-term success.

Determination of Compensation

We maintain a written charter for the Compensation Committee that establishes, among other things, the Compensation Committee’s purpose and its responsibilities with respect to executive compensation. The charter of the Compensation Committee also provides that the Compensation Committee shall, among other things, assist the Board in its oversight of executive compensation, management development and succession, director compensation and executive compensation disclosure.

Elements of Compensation

Our executive compensation program consists of the following elements: base salary, annual incentive compensation, long-term incentive compensation, severance and other benefits potentially payable upon termination of employment or in connection with a change in control, health, welfare and retirement benefits and perquisites, each established as part of our program in order to achieve the compensation objective outlined below with respect to each element.

Our weighting of base compensation, annual incentive compensation, long-term incentive compensation and other elements of compensation is based on peer considerations within each of those categories.

Compensation Approach

Our compensation approach is based on (a) driving independent decision-making, (b) utilizing Compensation Peer Group (defined below) data to appropriately benchmark compensation, and (c) following a consistent, rigorous compensation target setting process. Each is described more fully below.

Independence

Our Compensation Committee is responsible for administering the compensation program for executive officers of Weber. The members of the Compensation Committee are independent as none of the Compensation Committee members are current or former employees of Weber, and they are not eligible to participate in any of our executive compensation programs. For more information, see “Board and Committee Membership — Compensation Committee.”

In the months prior to the Offering, the Compensation Committee utilized PricewaterhouseCoopers LLC (“PwC”) to advise on the design of our post-Offering 2022 executive compensation and equity incentive programs. Because PwC provides additional consulting services to the Company, in connection with the Offering we retained FW Cook to act as our independent compensation consultant to advise the Compensation Committee. FW Cook works directly for the Compensation Committee, and, pursuant to Company policy, is prohibited from providing any consulting or other services to Weber or our executive officers other than the work performed on behalf of the Compensation Committee or the Board. The Compensation Committee has considered the independence of FW Cook in light of SEC rules and NYSE listing standards. In connection with this process, the Compensation Committee has reviewed, among other items, a letter from FW Cook addressing the independence of FW Cook and the members of the consulting team serving the Compensation Committee and concluded that the work performed by FW Cook and its senior advisor involved in the engagement did not raise any conflict of interest.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was an employee or officer of the Company during 2022, is a former officer of the Company, or had any other relationship with us requiring disclosure herein. During the last fiscal year, none of our executive officers served as: (1) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our compensation committee; (2) a director of another entity, one of whose executive officers served on our compensation committee; or (3) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Board of Directors.

Peer Groups and Competitive Positioning

In connection with 2022 compensation decisions, we used a compensation peer group to benchmark our compensation against comparable companies (the “Compensation Peer Group”). In particular, the Compensation Committee reviewed companies which it determined Weber generally competes with for talent, and are of similar size and relevant industry. The Compensation Peer Group consisted of:

Polaris Inc.	Columbia Sportswear Co.

Under Armour, Inc.	Peloton Interactive, Inc.

Brunswick Corp.	Acushnet Holdings Corp.

Garmin Ltd.	Callaway Golf Co.

Harley-Davidson, Inc.	iRobot Corp.

lululemon athletica, Inc.	Sonos, Inc.

The Toro Co.	GoPro, Inc.

The Middleby Corp.	YETI Holdings, Inc.

The Compensation Committee determined the Compensation Peer Group, taking into account objective screening criteria for a variety of factors and considering a variety of criteria, including companies that (i) are in the same or similar lines of business, (ii) compete for the same customers with similar products and services, and (iii) are within a reasonable range in terms of percentile rank of Weber for key financial metrics such as revenue, pre-tax income, total assets, total equity, total employees, market capitalization, and composite percentile rank.

Process

•	The Compensation Committee has followed a consistent, rigorous process to determine compensation for the NEOs for 2022:

•	The Compensation Committee reviewed relevant compensation information such as Compensation Peer Group benchmarking data, information about other relevant market practices, and emerging trends.

•	This compensation information provided detailed information for both CEO compensation and the compensation for other NEOs.

•

The Compensation Committee determined target levels for each pay element for the CEO, and the CEO recommended to the Compensation Committee target levels for each pay element for each NEO (other than himself).

•	Based on its review of the above factors, individual performance, and other factors, the Compensation Committee determined the compensation of the CEO and the other NEOs.

Compensation Plans and Designs

NEO compensation includes a combination of annual cash and long-term incentive compensation. Annual cash compensation for NEOs is comprised of base salary and the annual incentive compensation paid under the AICP (as defined below). Long-term incentives after the Offering consist of awards granted under the Incentive Plan (as defined below). We apply the same compensation philosophy and approach in determining the compensation for all of our NEOs, including the CEO. The Compensation Committee also exercises appropriate business judgment in how it applies the standard approaches to the facts and circumstances associated with each NEO.

Base Salary

The base salaries of our NEOs are an important part of their total compensation package, and are set to reflect their respective positions, duties and responsibilities. Base salary is a visible and stable fixed component of our compensation program. Although we believe that a substantial portion of each executive officer’s total compensation should be “at risk,” we also recognize the importance of setting base salaries at levels that will attract, retain and motivate top talent. In setting annual base salary levels, we take into account competitive considerations, individual performance, experience and internal pay equity. As of the end of fiscal year 2022 (or, in the case of Messrs. Scherzinger and Warren, as of the date of their departure from the Company), our NEOs were entitled to the following base salaries:

Name	2022 Base Salary ($)
Alan D. Matula	925,000
William J. Horton	525,000
Michael G. Jacobs	475,000
Steffen Hahn	371,520	(1)
Jennifer Bonuso	445,000
Chris M. Scherzinger	925,000
Hans-Jürgen Herr	489,054	(2)
Ryan B. Warren	425,000

(1)

Mr. Hahn’s base salary is paid in Swedish Krona (“SEK”). For purposes of this table, his base salary has been converted from SEK to US Dollars (“USD”) by using the exchange rate of 0.090, which was in effect on September 30, 2022.

(2)

Mr. Herr was no longer an executive officer as of September 30, 2022 but he remains an employee of the Company with the title of Senior President – Global Brand and Consumer Experience. His listed salary was his salary as of September 30, 2022. Mr. Herr’s base salary is paid in Euros (“EUR”). For purposes of this table, his base salary has been converted from EUR to USD by using the exchange rate of 0.980, which was in effect as of September 30, 2022.

Annual Incentive Compensation

The Compensation Committee considers annual incentive bonuses to be an important “at risk” component of Weber’s compensation program. During 2022, our NEOs were eligible for annual incentive bonuses equal to a percentage of base salary under our Annual Incentive Compensation Program (the “AICP”) based on the Company’s achievement of applicable performance goals, subject to approval of the final payout amount and form of payment by the Compensation Committee. The Compensation Committee selected financial metrics of Net Sales, Adjusted EBITDA, and Inventory Turns to encourage top line growth, improved profitability, and efficient working capital management. For our 2022 AICP, the performance goals and actual performance levels applicable to our NEOs, and the payout as determined by the Compensation Committee, were as set forth below.

Metric	Weighting(%)	Threshold (50% Payout)(1)	Target (100% Payout)	Maximum (200% Payout)	Actual Performance	Score (% Payout)
Global Net Sales ($ millions)	40	2,112	2,200	2,288	1,586.5	0
Global Adjusted EBITDA ($ millions)(2)(3)	40	319.6	355.1	390.6	(1.1)	0
Global Inventory Turns(4)	20	—	3.8	—	2.6	0

(1)	The overall bonus payout under the AICP is 50% of target if threshold performance with respect to Global Adjusted EBITDA is satisfied.
(2)

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

(3)	For all AICP participants, Global Adjusted EBITDA must achieve at least threshold performance for any participant to earn a bonus under the AICP.
(4)	“Inventory Turns” is defined as 12 Months Cost of Goods Sold, divided by 13 Month Average Inventory.

Due to challenging economic conditions, none of our NEOs earned bonuses under the 2022 AICP. Mr. Scherzinger and Mr. Warren were no longer employed by the Company at the end of the fiscal year and thus were not eligible for an AICP bonus in any event The target bonus and the actual annual incentive bonus are set forth below:

		2022 TARGET ANNUAL INCENTIVE		2022 ACTUAL ANNUAL INCENTIVE
Name	2021 Earned Base Salary(1) ($)	% of Base Salary	$	% of Target	$
Alan D. Matula	573,567	83	474,909	0	0
William J. Horton	525,000	100	525,000	0	0
Michael G. Jacobs	468,398	97	454,452	0	0
Steffen Hahn (2)	365,857	73	265,920	0	0
Jennifer Bonuso	362,240	75	272,260	0	0
Hans-Jürgen Herr (3)	489,054	100	489,054	0	0

(1)	Bonuses paid under the AICP are paid based on a percentage of earned base salary.
(2)

Mr. Hahn’s annual incentive bonus is paid in SEK. For purposes of this table, his annual cash incentive bonus has been converted from EUR to USD by using the exchange rate of 0.090, which was in effect on September 30, 2022.

(3)

Mr. Herr’s annual incentive bonus is paid in EUR. For purposes of this table, his annual cash incentive bonus has been converted from EUR to USD by using the exchange rate of 0.980, which was in effect as of September 30, 2022.

Long-Term Incentive Compensation

We view long-term incentive compensation as a critical component of our balanced total compensation program. Long-term incentive compensation provides an incentive to our employees to contribute to the long-term growth and development of our business. Prior to our Offering, this took the form of profits interest grants and/or phantom equity grants under our LTIP (as defined below). In connection with our Offering, and as described below, we adopted the Incentive Plan (as defined below), under which our employees (including our NEOs) may receive long-term incentive compensation going forward.

As further described below, all of the 2022 long-term incentive opportunity for our NEOs was provided through equity awards granted pursuant to our Incentive Plan, which the Compensation Committee believes best achieves the Company’s compensation objectives.

Pre-IPO Equity Awards

Profits Units

Prior to our Offering, four of our NEOs were granted awards of profits interests in Weber-Stephen Products LLC, which were held by them indirectly through Weber-Stephen Management Pool LLC (“Profits Units”). All Profits Units were restructured as part of the Reorganization Transactions in connection with our Offering, but otherwise remain outstanding. We do not intend to grant additional Profits Units.

The number of Profits Units awarded to a particular executive was designed to reflect a percentage of profit participation that we believed was appropriate in light of that person’s position, duties and responsibilities. The Profits Units generally vest in three equal annual installments, in each case subject to the applicable holder’s continued employment through the applicable vesting date, provided that upon a termination for cause (as defined in the applicable award agreement) or a breach of restrictive covenants, all Profits Units held by the applicable holder (whether vested or unvested) will be forfeited (for more detail regarding the vesting terms applicable to the Profits Units, see the footnotes to the “Outstanding Equity Awards at Fiscal Year-End Table” below). The Profits Units are eligible for accelerated vesting upon a change in control (as described in more detail in “Potential Payments Upon Termination or Change in Control” below).

The Profits Units were granted in multiple tranches, each of which is subject to a different distribution threshold. The tranches are subject to distribution thresholds that exceed the implied equity value of the Company at the time of grant, which were established in order to incentivize higher levels of performance (for more detail regarding the distribution thresholds applicable to the Profits Units, see the footnotes to the “Outstanding Equity Awards at Fiscal Year-End Table” below).

Pursuant to the Merger Agreement, at the Effective Time, all then outstanding Profit Units, whether vested or unvested, will remain outstanding and continue to be subject to the same terms and conditions as immediately prior to the Effective Time, as set forth in the relevant agreements.

LTIP

As noted above, prior to our Offering, certain of our NEOs received long-term incentive compensation in the form of Profits Units. However, certain of our NEOs instead participated in in the Amended and Restated Weber-Stephen Products LLC Management Incentive Compensation Plan (the “LTIP”).

The purpose of the LTIP was to enhance the Company’s performance through the efforts of certain key executives and management personnel by providing them with long-term incentive compensation opportunities based on the achievement of specific performance criteria, and which compensation opportunities were also tied to the value of the Company over time.

Under the LTIP, participants were eligible to receive an award each year based on the achievement of certain corporate performance goals over a three-year performance period. A participant’s target award value under the LTIP was equal to his or her base salary multiplied by a multiplier, with a threshold award value and a maximum award value. At the beginning of the applicable performance period, a participant’s target award value was converted into a target number of “Unit Interests,” which were phantom equity interests that corresponded to a common unit of Weber-Stephen Products LLC. The target number of Unit Interests that a participant received was determined by dividing the participant’s target award value by three, and then dividing that value by the per Unit Interest value (which is determined in accordance with a formula set forth in the LTIP) as of the beginning of the applicable performance period.

The number of Unit Interests that a participant earned was determined based on performance during the applicable performance period. Earned Unit Interests were then settled in cash on a future date based on the per Unit Interest value at that time. During the time that the earned Unit Interests were held, the holder was entitled to cash payments per Unit Interest equal to any cash distributions received by holders of common units of Weber-Stephen Products LLC.

In connection with our Offering, (i) all vested LTIP awards were replaced with vested restricted stock units (“RSUs”) and (ii) in order to resolve issues associated with maintaining unvested LTIP awards under their current terms following our Offering, all unvested LTIP awards were replaced with time vesting RSUs (with the number of RSUs determined based on the level at which the performance vesting terms had been tracking under the existing unvested LTIP awards) (such replacement awards under (i) and (ii), collectively, the “Replacement Awards”). The Replacement Awards will settle on the same schedule as the LTIP awards and, once vested, will receive dividend equivalents at the same time that our stockholders receive dividends. We do not intend to grant additional awards under the LTIP.

Pursuant to the Merger Agreement, at the Effective Time, all then outstanding Replacement Awards, whether vested or unvested, will remain outstanding and continue to be subject to the same terms and conditions as immediately prior to the Effective Time, as set forth in the Replacement Award agreements.

Post-IPO Equity Awards

Omnibus Incentive Plan

In connection with our Offering, we adopted the Weber Inc. Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of equity-based awards to our employees, consultants and non-employee directors.

Based on the Compensation Committee’s review, each of our NEOs was granted equity-based awards under the Incentive Plan for 2022 with an intended value of 200% of such individual’s base salary, 50% of which was granted in the form of stock options and 50% of which was granted in the form of RSUs. These awards vest in equal annual installments over three years, with the first installment vesting on October 14, 2022, subject to continued employment through the applicable vesting date (the “2022 LTI Awards”). In addition, Mr. Warren was granted a supplemental award of RSUs in connection with his promotion to President, Americas, which were to vest in equal annual installments over two years, with the first installment vesting on November 19, 2022, subject to continued employment through the applicable vesting date (the “Promotion LTI Award”). Set forth below are the number of stock options and RSUs that each of our NEOs was granted in 2022. In connection with their departures, Messrs. Scherzinger and Warren forfeited all such awards.

Name	RSUs (#)		Stock Options (#)(1)
Alan D. Matula	27,911		70,227
William J. Horton	27,731		69,774
Michael G. Jacobs	24,767		62,317
Steffen Hahn	25,833		65,000
Jennifer Bonuso	18,066		45,457
Chris M. Scherzinger	43,415		109,238
Hans-Jürgen Herr	34,819		87,610
Ryan B. Warren	127,270	(2)	54,440

(1)	Each stock option has an exercise price of $18.05
(2)	Includes (i) 21,636 RSUs in respect of Mr. Warren’s 2022 LTI Award and (ii) 105,634 RSUs in respect of Mr. Warren’s Promotion LTI Award.

Administration

The Incentive Plan is administered by the Compensation Committee, unless another committee is designated by the Board (such administrator, the “Committee”). The Committee has the authority to, among other actions, determine eligible participants, the types of awards to be granted, the number of shares covered by any awards, the terms and conditions of any awards (and to amend any terms and conditions) and the methods by which awards may be settled, exercised, cancelled, forfeited or suspended.

Shares Reserved; Adjustments

The maximum number of shares of our Class A common stock available for issuance under the Incentive Plan may not exceed in the aggregate 22,694,608 shares, subject to adjustment as described below. Any shares underlying substitute awards and shares remaining available for grant under a plan of an acquired company will not reduce the number of shares available under the Incentive Plan, and any shares underlying awards that are forfeited, cancelled, expired, terminated or are otherwise lapsed, in whole or in part, will become available for future grant under the Incentive Plan.

In the event of certain changes in our corporate structure, including any extraordinary dividend or other distribution, recapitalization, stock split, reorganization, merger, consolidation, spin-off, or other similar corporate transaction or event affecting our Class A common stock, or changes in applicable laws, regulations or accounting principles, the Committee will make appropriate adjustments to prevent undue enrichment or harm to the number and type of shares available for issuance, the number and type of shares subject to awards, and to the grant, purchase, exercise or hurdle price for any award.

Non-Employee Director Limits

Under the Incentive Plan, the maximum number of shares of our Class A common stock subject to an award granted during a single fiscal year to any non-employee director, taken together with any cash fees paid during the fiscal year, in respect of the director’s service as a member of the Board during such year, shall not exceed $750,000 in total value.

Stock Options

The Incentive Plan permits the grant of incentive stock options to employees and/or nonstatutory stock options to all eligible participants. The exercise price of stock options may not be less than the fair market value of our Class A common stock on the grant date. Each stock option agreement will set forth the vesting schedule of the options and the term of the options, which may not exceed 10 years. The Committee will determine the method of payment of the exercise price. To the extent a stock option is not previously exercised as to all of the shares of our Class A common stock subject thereto, and, if the fair market value of one share of our Class A common stock is greater than the exercise price then in effect, then the stock option shall be deemed automatically exercised immediately before its expiration.

Stock Appreciation Rights

The Incentive Plan permits the grant of stock appreciation rights, which entitle the holder to receive shares of our Class A common stock or cash having an aggregate value equal to the appreciation in the fair market value of our Class A common stock between the grant date and the exercise date, times the number of shares of our Class A common stock subject to the award. The exercise price of stock appreciation rights may not be less than the fair market value of our Class A common stock on the date of grant. To the extent a stock appreciation right is not previously exercised as to all of the shares of our Class A common stock subject thereto, and, if the fair market value of one share of our Class A common stock is greater than the exercise price then in effect, then the stock appreciation right shall be deemed automatically exercised immediately before its expiration.

Restricted Stock and RSUs

The Incentive Plan permits the grant of restricted stock and RSUs. Restricted stock awards are grants of shares of our Class A common stock, subject to certain conditions and restrictions as specified in the applicable award agreement. RSUs represent the right to receive shares of our Class A common stock (or a cash amount equal to the value of our Class A common stock) on future specified dates. The Committee will determine the form or forms in which payment of the amount owing upon settlement of an RSU may be made.

Performance Awards

The Incentive Plan permits the grant of performance awards which are payable upon the achievement of performance goals determined by the Committee. The Committee may, in its discretion, increase or reduce the amount of a settlement otherwise to be made in connection with a performance award.

Other Stock-Based Awards

The Incentive Plan permits the grant of other stock-based awards, the terms and conditions of which will be determined by the Committee and specified in the applicable award agreement.

Termination of Service

In the event of a participant’s termination of service, as defined in the Incentive Plan, the Committee may determine the extent to which an award may be exercised, settled, vested, paid or forfeited prior to the end of a performance period, or the vesting, exercise or settlement of such award.

Change in Control

In the event of a change in control, as defined in the Incentive Plan, the Committee may take certain actions with respect to outstanding awards, including the continuation or assumption of awards, substitution or replacement of awards by a successor entity, acceleration of vesting and lapse of restrictions, determination of the attainment of performance conditions for performance awards or cancellation of awards in consideration of a payment.

Dissolution or Liquidation

In the event of the dissolution or liquidation of our company, each award will be terminated immediately prior to the consummation of such action, unless otherwise determined by the Committee.

No Repricing

Except pursuant to an adjustment by the Committee permitted under the Incentive Plan, no action may directly or indirectly reduce the exercise or hurdle price of any award established at the time of grant without stockholder approval.

Plan Amendment or Termination

The Committee has the authority to amend, suspend, discontinue or terminate the Incentive Plan, provided that no such action may be taken without stockholder approval if the approval is necessary to comply with a tax or regulatory requirement or other applicable law for which the Committee deems it necessary or desirable to comply. No amendment may in general adversely and materially affect a participant’s rights under any award without such participant’s written consent.

Term of the Plan

No awards may be granted under the Incentive Plan after the Board terminates the plan, the maximum number of shares available for issuance has been issued or 10 years from the effective date, whichever is earlier.

Pursuant to the Merger Agreement, at the Effective Time, all then outstanding unvested RSUs (other than Director RSU awards, as described below) and options will remain outstanding and continue to be subject to the same terms and conditions as immediately prior to the Effective Time, as set forth in the Incentive Plan.

Other Benefits and Perquisites

We provide the following benefits to our executive officers on the same basis as other eligible employees:

•	health, dental and vision insurance;

•	vacation, paid holidays and sick days;

•	life insurance;

•	short-term and long-term disability;

•	employee stock purchase plan; and

•	a 401(k) plan with matching contributions.

In addition, we provide the following supplemental benefits to our executive officers:

•	an annual executive physical;

•	financial and tax planning services; and

•	supplemental life and disability insurance.

We believe these benefits are generally consistent with those of companies with which we compete for executive talent.

Employment and Severance Arrangements

We have entered into employment agreements with each of our NEOs, which provide for certain severance entitlements in connection with a qualifying termination of employment, including (other than for Messrs. Hahn and Herr) certain enhanced severance entitlements upon a qualifying termination in connection with a change in control. We believe these severance entitlements are generally consistent with those of companies with which we compete for executive talent.

In addition, we are party to a retention agreement with Mr. Herr that provides for the payment of certain retention bonuses subject to his continued employment through the applicable retention dates. This agreement was entered into in order to bring Mr. Herr’s compensation in line with our other NEOs given that he was not granted Profits Units.

In connection with their departures, Messrs. Scherzinger and Warren have entered into separation agreements, and Mr. Horton has also entered into a separation agreement in connection with his upcoming departure.

The terms of the employment agreements with our NEOs, the retention agreement with Mr. Herr, and the separation agreements with Messrs. Scherzinger, Warren and Horton are described in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment and Severance Arrangements” below.

Stock-Related Policies

Practices Regarding Granting of Options

The Compensation Committee reviews and approves individual option grants to executives. We do not have any program, plan or practice to time “off-cycle” awards in coordination with the release of material non-public information. All option awards made to our NEOs, or any of our other employees, are made pursuant to our Incentive Plan. The exercise price of options under the Incentive Plan is set at the closing trading price on the date of grant. We do not have any program, plan or practice of awarding options and setting the exercise price based on the closing stock price on a date other than the grant date, and we do not have a practice of determining the exercise price of option grants by using average prices (or lowest prices) of our common stock in a period preceding, surrounding or following the grant date. All grants to NEOs are approved by the Compensation Committee.

No Derivative or Short Sale Transactions or Pledging Shares

Employees and directors are prohibited from engaging in any derivative transactions (including transactions involving options, puts, calls, prepaid variable forward contracts, equity swaps, collars and exchange funds or other derivatives) that are designed to hedge or speculate on any change in the market value of the Company’s equity securities. The Company also prohibits directors and employees from shorting the Company’s stock. The Company also prohibits employees and directors from pledging Company securities in any circumstance, including by purchasing Company securities on margin or holding Company securities in a margin account. These policies are designed to ensure compliance with relevant SEC regulations, including insider trading rules.

Clawback Provisions

We maintain clawback provisions relating to equity awards. Such awards for an employee are forfeited upon a termination for cause or a breach of non-competition, non-solicitation, confidentiality or other restrictive covenants that may apply to such employee. Each of our NEOs is subject to restrictive covenants (as described below) which are implicated by these clawback provisions.

Stock Ownership Guidelines

In 2022, the Company established robust share ownership guidelines to strengthen the ongoing and continued link between the interests of our non-employee Directors and NEOs, on one hand, and our Shareholders, on the other. Non-employee Directors are expected to own shares with a value equal to at least five times their annual cash retainers. The CEO is expected to own shares with a value equal to at least six times his base salary. The other NEOs are expected to own shares with a value equal to at least three times their base salary. If an individual is not on track to achieve 50% of their ownership requirement following the third year from the guidelines’ inception, then they will be required to retain 50% of the after-tax, net stock proceeds received from vestings and distributions. If an individual has not achieved 100% of their ownership requirement after five years from the plan’s inception, then they will be required to retain 100% of the after-tax, net stock proceeds received from vestings and distributions until the required ownership level is achieved.

Employee Stock Purchase Plan

In connection with our Offering, we adopted the Weber Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides our employees and employees of participating subsidiaries (including the NEOs) with an opportunity to acquire a proprietary interest in our Company through the purchase of shares of our Class A common stock at a discounted price. The purpose of the plan is to encourage our employees to purchase stock and become Stockholders. The plan allows participants to buy Weber stock at a 15% discount to the market price. The ESPP is currently not intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The Compensation Committee terminated the ESPP on December 9, 2022.

Equity Compensation Plan Information

The following table sets forth information regarding the Incentive Plan, the ESPP and outstanding Profits Units as of September 30, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a	)	(b	)(1)	(c	)
Equity compensation plans approved by security holders
Incentive Plan	4,635,838	(2)	18.05		17,345,120
ESPP	—		—		8,956,597	(4)
Equity compensation plans not approved by security holders
Profits Units	344,668	(3)	8.20		0
Total	4,980,506		—		26,301,717

(1)	This does not take into account RSUs, which have no exercise price.
(2)	This amount reflects shares of Class A common stock associated with outstanding RSUs and options.
(3)

This amount reflects the number of shares of Class A common stock that would be issuable upon the exercise and exchange of outstanding Profits Units based on the closing price of our Class A common stock on September 30, 2022, which was $6.57 per share.

(4)	The ESPP was terminated by the Compensation Committee on December 9, 2022.

Tax and Accounting Considerations

As a general matter, we review and consider the various tax and accounting implications of compensation programs we utilize.

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officer, their chief financial officer and the three other most highly compensated executive officers (excluding the chief executive officer or the chief financial officer). Section 162(m) applies to corporations with any class of common equity securities required to be registered under Section 12 of the Securities and Exchange Act of 1934. While the Company may take account of the implications of Section 162(m) among all factors reviewed in making compensation decisions, the Company will not limit compensation to those levels or types of compensation that will be deductible if it determines that a certain level of compensation is consistent with its philosophy and is in our and the stockholders’ best interests. Accordingly, some portion of the compensation paid to a Company executive may not be tax deductible by us under Section 162(m).

CEO Pay Ratio

We are required by SEC rules and regulations to disclose the annual total compensation for our CEO and an estimate of the median annual total compensation for our worldwide employee population excluding our CEO, and the ratio of annual total compensation for our CEO to the annual total compensation for our median employee (the “Pay Ratio Disclosure”).

For the year ended September 30, 2022, the estimated median annual total compensation of all employees of the Company (other than the Chief Executive Officer) was $39,306. Mr. Matula’s annual total compensation for 2022 for purposes of the Pay Ratio Disclosure was $1,611,475, as set forth in the Summary Compensation table below. Based on this information, for 2022, the ratio of the compensation of the Chief Executive Officer to the median annual total compensation of all other employees was estimated to be 41 to 1.

To identify, and to determine the annual total compensation of, the median employee, we used the following methodology:

•

Use of worldwide employee population (including full-time and part-time workers) as of September 30, 2022, which consisted of 2,579 total employees, of which 1,469 employees were employed in the United States and 1,110 employees were employed in foreign jurisdictions.

•	We used the sum of annualized base salary and target bonus opportunity in effect on September 30, 2022 as our compensation measure that we consistently applied to all employees.

•	For purposes of this disclosure, we applied the applicable exchange rates on September 30, 2022.

With respect to the annual total compensation of the “median employee”, we identified and calculated the elements of such employee’s compensation in accordance with SEC rules and regulations. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table.

Compensation Committee Report

As detailed in its charter, the Compensation Committee oversees our compensation program on behalf of the Board. In the performance of its oversight function, the Compensation Committee, among other things, reviewed and discussed with management the Compensation Discussion and Analysis set forth in this proxy statement. Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board the Compensation Discussion and Analysis that is included in this proxy statement.

COMPENSATION COMMITTEE

Martin McCourt, Chair

Elliott Hill

Melinda R. Rich

Summary Compensation Table

The table below presents compensation information for individuals who served as our CEO and CFO during fiscal 2022, for each of the other three most highly-compensated individuals who were serving as executive officers at the end of fiscal 2022, and for an additional two individuals who would have been among our three most highly-compensated individuals who were serving as executive officers at the end of fiscal 2022 but for the fact that they ceased serving as executive officers prior to the end of fiscal 2022. It is important to note that the information required by the Summary Compensation Table does not necessarily reflect the target or actual compensation for our NEOs in 2022, 2021 or 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Alan D. Matula Chief Executive Officer	2022	573,567	0	503,794	495,803	0	38,311	1,611,475
William J. Horton Chief Financial Officer	2022	525,000	0	500,545	492,604	0	19,841	1,537,990
	2021	475,860	0	427,890		856,548	13,169	1,773,467
	2020	455,050	21,000	0		910,100	19,274	1,405,424
Michael G. Jacobs Chief Operating Officer	2022	468,398	0	447,044	439,958	0	28,997	1,384,397
	2020	373,560	13,600	130,825		448,272	19,175	985,432
Steffen Hahn(5) President, EMEA	2022	365,857	0	466,286	458,900	0	23,276	1,314,319
Jennifer Bonuso President, Americas	2022	362,240	50,000	326,091	320,926	0	13,312	1,072,569
Chris M. Scherzinger Former Chief Executive Officer	2022	750,080	0	783,641	771,220	0	1,003,744	3,308,685
	2021	745,000	0	0		1,341,000	39,508	2,125,508
	2020	708,000	35,000	0		1,416,000	26,825	2,185,825
Hans-Jürgen Herr(6) Former President Emeritus and EVP – Growth Projects, EMEA	2022	489,054	1,293,600	628,483	618,527	0	38,061	3,067,725
	2021	577,583	0	4,971,843		1,039,650	25,620	6,614,696
	2020	558,790	1,219,296	294,882		1,136,524	26,208	3,235,700
Ryan B. Warren Former President, Americas	2022	363,143	0	1,911,659	384,346	0	349,177	3,008,325

(1)

Amounts in this column reflect, for 2022, (i) for Ms. Bonuso, a sign-on bonus that was paid October 1, 2021 under her prior offer letter and (ii) for Mr. Herr, a retention bonus paid pursuant to a retention agreement with Mr. Herr (as described in more detail under “—Employment and Severance Arrangements” below).

(2)

Amounts in this column reflect, for 2022, RSU grants to our NEOs, as computed in accordance with ASC Topic 718. For a discussion of valuation assumptions used to determine the grant date fair value of the foregoing RSU grants, see Note 1 to our audited consolidated financial statements for the year ended September 30, 2022 included in the Annual Report on Form 10-K.

(3)

Amounts in this column reflect, for 2022, option grants to our NEOs, as computed in accordance with ASC Topic 718. For a discussion of valuation assumptions used to determine the grant date fair value of the foregoing option grants, see Note 1 to our audited consolidated financial statements for the year ended September 30, 2022 included in the Annual Report on Form 10-K.

(4)	Amounts in this column reflect, for 2022, the following amounts:

Name	401(k) Contribution ($)(a)	Tax Preparation and Planning ($)(b)	Tax Gross- Ups ($)(c)	Annual Physical ($)(d)	Spplemental Life Insurance and Disability ($)(e)	Automobile ($)(f)	Severance Benefits ($)(g)	Divided Equivalents ($)(h)
Alan D. Matula	3,700	4,000	12,829	5,627	7,851	—	—	4,304
William J. Horton	3,938	4,000	6,258	—	5,645	—	—	—
Michael G. Jacobs	8,700	4,000	7,277	—	4,872	—	—	4,148
Steffen Hahn	—	—	—	—	—	23,272	—	4
Jennifer Bonuso	8,500	—	2,253	—	2,555	—	—	4
Chris M. Scherzinger	8,700	4,000	25,391	6,733	3,656	—	955,264	—
Hans-Jürgen Herr	—	—	—	—	5,929	15,978	—	16,154
Ryan B. Warren	7,969	—	3,794	4,770	—	—	329,083	3,561

(a)	401(k) Contribution: Reflects employer contributions made under our 401(k) plan.
(b)	Tax Preparation and Financial Planning: Reflects the cost of tax preparation and financial planning services offered to certain of our NEOs, which are reimbursed by the Company.
(c)

Tax Gross-Ups: Reflects (i) for Mr. Matula, tax gross-ups for his tax preparation and financial planning services, annual physical and supplemental life and disability insurance, (ii) for Mr. Horton, tax gross-ups for his tax preparation and financial planning services and supplemental life and disability insurance, (iii) for Mr. Jacobs, tax gross-ups for his tax preparation and financial planning services, supplemental life and disability insurance and a holiday-related gift, (iv) for Ms. Bonuso, tax gross-ups for her supplemental life and disability insurance and a holiday-related gift, (v) for Mr. Scherzinger, tax gross-ups for his tax preparation and financial planning services, annual physical, supplemental life and disability insurance and legal fees incurred in connection with the negotiation of his separation agreement and (vi) for Mr. Warren, a tax gross-up for his annual physical.

(d)	Annual Physical: Reflects the cost of an annual physical offered to certain of our NEOs, which is reimbursed by the Company.
(e)	Supplemental Life Insurance and Disability: Reflects the cost of supplemental life insurance and/or disability benefits provided by the Company to certain of our NEOs.
(f)	Automobile: Reflects the cost of an automobile allowance.
(g)

Severance Benefits: Reflects severance benefits paid to Messrs. Scherzinger and Warren (as described in more detail under “—Employment and Severance Arrangements” below). To the extent a portion of such severance was payable following 2022 and was subject to continued compliance with non-competition obligations, such portion is excluded from the Summary Compensation Table.

(h)	Dividend Equivalents: Reflects dividend equivalents paid with respect to certain RSUs.
(5)	Mr. Hahn’s base salary is paid in SEK. For purposes of this table, his base salary has been converted from SEK to USD by using the exchange rate of 0.090, which was in effect on September 30, 2022.
(6)	Mr. Herr’s base salary is paid in EUR. For purposes of this table, his base salary has been converted from EUR to USD by using the exchange rate of 0.980, which was in effect as of September 30, 2022.

Grants of Plan-Based Awards

The following table sets forth information with respect to plan-based awards granted to our NEOs during our fiscal year ended September 30, 2022.

NAME	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS(1)			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#)		ALL OTHER OPTION AWARDS: NUMBER OF SECURITIES UNDERLYING OPTIONS (#)		EXERCISE PRICE OF OPTION AWARDS ( $/Sh)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD (#)	TARGET (#)	MAXIMUM (#)
Alan D. Matula	—	237,455	474,909	949,818	—	—	—	—		—		—	—
	10/14/2021	—	—	—	—	—	—	—		70,227	(2)	18.05	495,803	(3)
	10/14/2021	—	—	—	—	—	—	27,911	(4)	—		—	503,794	(5)
William J. Horton	—	262,500	525,000	1,050,000	—	—	—	—		—		—	—
	10/14/2021	—	—	—	—	—	—	—		69,774	(2)	18.05	492,604	(3)
	10/14/2021	—	—	—	—	—	—	27,731	(4)	—		—	500,545	(5)
Michael G. Jacobs	—	227,226	454,452	908,904	—	—	—	—		—		—	—
	10/14/2021	—	—	—	—	—	—	—		62,317	(2)	18.05	439,958	(3)
	10/14/2021	—	—	—	—	—	—	24,767	(4)	—		—	447,044	(5)
Steffen Hahn(6)	—	240,584	481,167	962,334	—	—	—	—		—		—	—
	10/14/2021	—	—	—	—	—	—	—		65,000	(2)	18.05	458,900	(3)
	10/14/2021	—	—	—	—	—	—	25,833	(4)	—		—	466,286	(5)
Jennifer Bonuso	—	136,130	272,260	544,520	—	—	—	—		—		—	—
	10/14/2021	—	—	—	—	—	—	—		45,457	(2)	18.05	320,926	(3)
	10/14/2021	—	—	—	—	—	—	18,066	(4)				326,091	(5)
Chris M. Scherzinger	—	462,500	925,000	1,850,000	—	—	—	—		—		—	—
	10/14/2021	—	—	—	—	—	—	—		109,238	(2)	18.05	771,220	(3)
	10/14/2021	—	—	—	—	—	—	43,415	(4)	—		—	783,641	(5)
Hans-Jürgen Herr(7)	—	244,527	489,054	978,109	—	—	—	—		—		—	—
	10/14/2021	—	—	—	—	—	—	—		87,610	(2)	18.05	618,527	(3)
	10/14/2021	—	—	—	—	—	—	34,819	(4)	—		—	628,483	(5)
Ryan B. Warren	—	594,870	297,435	594,870	—	—	—	—		—		—	—
	10/14/2021	—	—	—	—	—	—			54,440	(2)	18.05	384,346	(3)
	10/14/2021	—	—	—	—	—	—	21,636	(4)	—		—	390,530	(5)
	11/21/2021	—						105,634	(8)	—		—	1,521,130	(9)

(1)	Amounts in these columns reflect the threshold, target and maximum payouts under the AICP in respect of 2022 performance. Actual payouts under the AICP in respect of 2022 performance were $0.
(2)

This amount reflects the number of options granted on October 14, 2021, which vest in equal annual installments over three years, with the first installment vesting on October 14, 2022, subject to continued employment through the applicable vesting date. In connection with their departures, Messrs. Scherzinger and Warren forfeited all such options.

(3)

This amount reflects the grant date fair value of the options granted on October 14, 2021, as computed in accordance with ASC Topic 718. For a discussion of valuation assumptions used to determine the grant date fair value of such options, see Note 1 to our audited consolidated financial statements for the year ended September 30, 2022 included in the Annual Report on Form 10-K.

(4)

This amount reflects the number of RSUs granted on October 14, 2021, which vest in equal annual installments over three years, with the first installment vesting on October 14, 2022, subject to continued employment through the applicable vesting date. In connection with their departures, Messrs. Scherzinger and Warren forfeited all such RSUs.

(5)

This amount reflects the grant date fair value of the RSUs granted on October 14, 2021, as computed in accordance with ASC Topic 718. For a discussion of valuation assumptions used to determine the grant date fair value of such RSUs, see Note 1 to our audited consolidated financial statements for the year ended September 30, 2022 included in the Annual Report on Form 10-K.

(6)

Mr. Hahn’s bonus under the AICP is paid in SEK. For purposes of this table, his bonus opportunity has been converted from SEK to USD by using the exchange rate of 0.090, which was in effect on September 30, 2022.

(7)

Mr. Herr’s bonus under the AICP is paid in EUR. For purposes of this table, his bonus opportunity has been converted from EUR to USD by using the exchange rate of 0.980, which was in effect as of September 30, 2022.

(8)

This amount reflects the number of RSUs granted on November 21, 2021, which were to vest in equal annual installments over two years, with the first installment vesting on November 19, 2022, subject to continued employment through the applicable vesting date. In connection with his departure, Mr. Warren forfeited all such RSUs.

(9)

This amount reflects the grant date fair value of the RSUs granted on November 21, 2021, as computed in accordance with ASC Topic 718. For a discussion of valuation assumptions used to determine the grant date fair value of such RSUs, see Note 1 to our audited consolidated financial statements for the year ended September 30, 2022 included in the Annual Report on Form 10-K.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment and Severance Arrangements

We have entered into employment agreements with each of our NEOs, as further described below. We have also entered into separation agreements with Messrs. Horton, Scherzinger and Warren, as further described below under “Potential Payments Upon Termination or Change in Control”.

Named Executive Officers Other than Steffen Hahn and Hans-Jurgen Herr

The employment agreements with our NEOs other than Messrs. Hahn and Herr provide for (i) an initial base salary, (ii) an annual target cash bonus opportunity, (iii) eligibility to receive equity awards under the Incentive Plan, (iv) participation in our retirement and health and welfare benefits, (v) for Mr. Scherzinger, reimbursement of up to $25,000 in attorneys’ fees incurred in connection with negotiating his employment agreement, and (vi) certain payments and benefits in connection with a qualifying termination of employment or change in control.

For a description of the payments and benefits our NEOs (other than Messrs. Hahn and Herr) would be entitled to receive under their employment agreements in connection with a qualifying termination of employment or change in control, see “Potential Payments Upon Termination or Change in Control” below.

Steffen Hahn

The employment agreement with Mr. Hahn provides for (i) an initial base salary, (ii) eligibility for an annual cash bonus, and (iii) a car allowance. His employment agreement requires six (6) months’ prior written notice by either party in order to terminate, unless Mr. Hahn is terminated due to gross misconduct or a serious breach of his employment agreement.

For a description of the payments and benefits Mr. Herr would be entitled to receive under his employment agreement in connection with a qualifying termination of employment, see “Potential Payments Upon Termination or Change in Control” below.

Hans Jurgen Herr

The employment agreement with Mr. Herr provides for (i) an initial base salary, (ii) eligibility for an annual cash bonus, (iii) a company car for business and personal use and (iv) a life insurance policy. His employment agreement requires twelve (12) months’ prior written notice by either party in order to terminate, unless Mr. Herr is terminated for cause (which is not specifically defined but does include, at a minimum, a breach of his obligations regarding confidentiality and scope of duties).

In addition, Mr. Herr is party to a retention bonus agreement providing that Mr. Herr will be paid (i) an initial retention bonus of 1,040,000 EUR on September 30, 2020 (which has been paid to him) and (ii) a second retention bonus of 1,320,000 EUR on September 30, 2022 (which has been paid to him), provided that if he resigns for any reason or is terminated for cause prior to September 30, 2023, he will be required to repay such retention bonus.

For a description of the payments and benefits Mr. Herr would be entitled to receive under his employment agreement and retention bonus agreement in connection with a qualifying termination of employment, see “Potential Payments Upon Termination or Change in Control” below.

Retirement Benefits

We maintain a tax-qualified defined contribution plan (the “401(k) Plan”) in which U.S.-based employees of the Company, including our U.S.-based NEOs, are eligible to participate. Under the 401(k) Plan, participants may defer a portion of their annual compensation on a pre-tax basis. In addition, the Company makes matching employer contributions to the 401(k) Plan at the Company’s election. During our fiscal year ended September 30, 2022, all of our NEOs other than Messrs. Hahn and Herr (who are based outside of the U.S. and not eligible to participate in the 401(k) Plan) participated in the 401(k) Plan.

Restrictive Covenants

Each of our NEOs (other than Messrs. Hahn and Herr) is subject to 12-month post-termination (or, in the case of Mr. Scherzinger, 24-month post-termination) non-competition restrictions, 12-month post-termination customer and employee non-solicitation restrictions, perpetual confidentiality restrictions and invention assignment restrictions. Mr. Hahn, who is based in Sweden, is subject to perpetual confidentiality restrictions, 9-month post-termination non-competition restrictions, 9-month post-termination customer non-solicitation restrictions and 6-month post-termination employee non-solicitation restrictions. Mr. Herr, who is based in Germany, is subject to perpetual confidentiality restrictions, and non-competition restrictions that apply during the 12-month notice period in connection with a termination of his employment.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning outstanding equity awards for our NEOs as of the end of our fiscal year ended September 30, 2022. In connection with their departures, Messrs. Scherzinger and Warren forfeited all of their options and unvested equity awards.

	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have not Vested ($)(1)
Alan D. Matula	70,227	(2)	18.05	10/14/2031	27,911	(3)	183,375
	—		—	—	413,160	(4)	46,600
William J. Horton	69,774	(2)	18.05	10/14/2031	27,731	(3)	182,193
	—		—	—	724,916	(5)	175,051
Michael G. Jacobs	62,317	(2)	18.05	10/14/2031	68,149	(6)	447,739
	—		—	—	413,160	(7)	53,022
Steffen Hahn	65,000	(2)	18.05	10/14/2031	62,799	(8)	412,589
Jennifer Bonuso	45,457	(2)	18.05	10/14/2031	78,165	(9)	513,544
Chris M. Scherzinger	—		—	—	—		—
Hans-Jürgen Herr	87,610	(2)	18.05	10/14/2031	205,569	(10)	1,350,588
Ryan B. Warren	—		—	—	—		—

(1)

The amounts shown are based on the closing price of our Class A common stock on September 30, 2022, which was $6.57 per share. Each Profits Unit is convertible into a number of shares of Class A common stock based on the intrinsic value of the Profits Units on the date of conversion.

(2)

This amount reflects options granted on October 14, 2021, which vest in equal annual installments over three years, with the first installment vesting on October 14, 2022, subject to continued employment through the applicable vesting date.

(3)

This amount reflects RSUs granted on October 14, 2021, which vest in equal annual installments over three years, with the first installment vesting on October 14, 2022, subject to continued employment through the applicable vesting date.

(4)

This amount reflects Profits Units, which vest on September 15, 2023, subject to Mr. Matula’s continued employment through such date. 103,554.67 of the Profits Units have a per unit distribution threshold of $6.12, 103,554.67 of the Profits Units have a per unit distribution threshold of $7.91, 103,554.67 of the Profits Units have a per unit distribution threshold of $9.70, and 102,495.57 of the Profits Units have a per unit distribution threshold of $9.71.

(5)

This amount reflects Profits Units, which vest on June 18, 2023, subject to Mr. Horton’s continued employment through such date. 224,424.47 of the Profits Units have a per unit distribution threshold of $5.79, 224,424.47 of the Profits Units have a per unit distribution threshold of $7.50, 224,424.47 of the Profits Units have a per unit distribution threshold of $9.21, and 51,642.83 of the Profits Units have a per unit distribution threshold of $9.71.

(6)

This amount reflects (i) 24,767 RSUs granted on October 14, 2021, which vest in equal annual installments over three years, with the first installment vesting on October 14, 2022, subject to continued employment through the applicable vesting date and (ii) 43,382 RSUs in respect of Replacement Awards, which vested on October 1, 2022.

(7)

This amount reflects Profits Units, which vest on September 15, 2023, subject to Mr. Jacobs’s continued employment through such date. 120,505.57 of the Profits Units have a per unit distribution threshold of $6.13, 120,505.57 of the Profits Units have a per unit distribution threshold of $7.92, and 172,148.23 of the Profits Units have a per unit distribution threshold of $9.71.

(8)

This amount reflects (i) 25,833 RSUs granted on October 14, 2021, which vest in equal annual installments over three years, with the first installment vesting on October 14, 2022, subject to continued employment through the applicable vesting date and (ii) 36,966 RSUs in respect of Replacement Awards, which vest on October 1, 2023, subject to continued employment through the vesting date.

(9)

This amount reflects (i) 18,066 RSUs granted on October 14, 2021, which vest in equal annual installments over three years, with the first installment vesting on October 14, 2022, subject to continued employment through the applicable vesting date (ii) 34,249 RSUs in respect of Replacement Awards, which vested on October 1, 2022 and (iii) 25,850 RSUs in respect of Replacement Awards, which vest on October 1, 2023, subject to continued employment through the vesting date.

(10)

This amount reflects (i) 34,819 RSUs granted on October 14, 2021, which vest in equal annual installments over three years, with the first installment vesting on October 14, 2022, subject to continued employment through the applicable vesting date (ii) 96,014 RSUs in respect of Replacement Awards, which vested on October 1, 2022 and (iii) 74,736 RSUs in respect of Replacement Awards, which vest on October 1, 2023, subject to continued employment through the vesting date.

Option Exercises and Stock Vested Table

The following table sets forth information concerning stock options exercised and stock awards vested for our NEOs during our fiscal year ended September 30, 2022, which includes Profits Units held by the NEOs.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)

Alan D. Matula	21,306	(2)	221,042
	413,160	(3)	44,529
William J. Horton	28,178	(4)	292,488
	724,916	(5)	540,863
Michael G. Jacobs	19,823	(6)	211,944
	413,160	(7)	50,612
Steffen Hahn	35	(8)	249
Jennifer Bonuso	11,126	(9)	115,374
Chris M. Scherzinger	44,515	(10)	457,914
	2,071,597	(11)	4,087,952
Hans-Jürgen Herr	34,211	(12)	355,110
Ryan B. Warren	11,976	(13)	130,378

(1)	This amount is based on the closing price of our Class A common stock on the applicable vesting date.
(2)

This amount reflects (i) 21,271 RSUs in respect of Mr. Matula’s 2021 AICP bonus that vested on February 18, 2022 and (ii) 35 RSUs granted to Mr. Matula in connection with our Offering that vested on August 9, 2022.

(3)	This amount reflects the number of Mr. Matula’s Profits Units that vested on September 15, 2022.
(4)	This amount reflects RSUs in respect of Mr. Horton’s 2021 AICP bonus that vested on February 18, 2022.
(5)	This amount reflects the number of Mr. Horton’s Profits Units that vested on June 18, 2022.
(6)

This amount reflects (i) 18,875 RSUs in respect of Mr. Jacobs’s 2021 AICP bonus that vested on February 18, 2022, and (ii) 948 RSUs in respect of Mr. Jacobs’s Replacement Awards that vested on October 1, 2021 (which are subject to deferred settlement terms as further described below under “Retirement and Non-Qualified Defined Benefit Contribution and Deferred Compensation Plans”).

(7)	This amount reflects the number of Mr. Jacobs’s Profits Units that vested on September 15, 2022.
(8)	This amount reflects RSUs granted to Mr. Hahn in connection with our Offering that vested on August 9, 2022.
(9)

This amount reflects (i) 11,091 RSUs in respect of Ms. Bonuso’s 2021 AICP bonus that vested on February 18, 2022 and (ii) 35 RSUs granted to Ms. Bonuso in connection with our Offering that vested on August 9, 2022.

(10)	This amount reflects RSUs in respect of Mr. Scherzinger’s 2021 AICP bonus that vested on February 18, 2022.
(11)	This amount reflects the number of Mr. Scherzinger’s Profits Units that vested on April 22, 2022.
(12)	This amount reflects RSUs in respect of Mr. Herr’s 2021 AICP bonus that vested on February 18, 2022.
(13)

This amount reflects (i) 10,993 RSUs in respect of Mr. Warren’s 2021 AICP bonus that vested on February 18, 2022, (ii) 948 RSUs in respect of Mr. Warren’s Replacement Awards that vested on October 1, 2021 (which are subject to deferred settlement terms as further described below under “Retirement and Non-Qualified Defined Benefit Contribution and Deferred Compensation Plans”) and (iii) 35 RSUs granted to Mr. Warren in connection with our Offering that vested on August 9, 2022.

Retirement and Non-Qualified Defined Contribution and Deferred

The following table contains information with respect to the participation of our NEOs in the Company’s unfunded cash deferred compensation plans that provide for the deferral of compensation on a basis that is not tax-qualified, as of the end of our fiscal year ended September 30, 2022. None of our NEOs received pension benefits during our fiscal year ended September 30, 2022.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Aggregate Balance at Last FYE ($)(2)

Alan D. Matula	—	232,578
Michael G. Jacobs	187,192	221,278
Hans-Jürgen Herr	433,541	973,582
Ryan B. Warren	187,192	187,192

(1)

As noted in the “Option Exercises and Stock Vested Table,” amounts in this column reflect the value of RSUs vested in respect of Replacement Awards, with the value determined based on the closing price of our Class A common stock as of the vesting date.

(2)	Amounts in this column are based on the closing price of our Class A common stock on September 30, 2022, which was $6.57 per share.

RSUs that are vested in respect of Replacement Awards and are deferred are generally settled, at the election of the holder, either (i) in four equal annual installments beginning on the second anniversary following the vesting date or (ii) in a lump sum on the tenth anniversary of the first day of the vesting period. Notwithstanding the foregoing, upon a change in control (as defined in the Incentive Plan), or a termination for any other reason other than for cause (as defined in the applicable award agreement), the RSUs may be settled on an accelerated schedule. In addition, upon a termination for cause (or if the Company determines that the holder could have been terminated for cause) or the holder’s breach of any restrictive covenants, the RSUs will be forfeited.

Potential Payments Upon Termination or Change in Control

The below table sets forth information regarding contractual payments that would be made to our NEOs upon the occurrence of certain termination and/or change in control events. In estimating the value of such payments, the table assumes that the NEO’s employment was terminated and/or the applicable change in control occurred, in each case on September 30, 2022 (other than for Messrs. Scherzinger and Warren, whose departures are described in more detail below).

	TRIGGERING EVENT
Name	Qualifying Termination ($)(1)	Qualifying Termination Following a Change in Control ($)(2)	Termination Due to Death or Disability ($)(3)	Change in Control ($)(4)
Alan D. Matula	2,312,500	2,542.475	183,375	46,600
William J. Horton(5)	1,066,669	1,755,461	182,193	175,051
Michael G. Jacobs	966,669	1,566,580	447,739	338,042
Steffen Hahn	167,184	—	412,589	242,867
Jennifer Bonuso	795,419	1,312,360	513,544	394,850
Chris M. Scherzinger	2,661,492	—	—	—
Hans-Jürgen Herr	1,118,397	—	1,350,588	1,121,828
Ryan B. Warren	717,628	—	—	—

(1)	Amounts in this column reflect the following:

•

For Messrs. Matula, Horton and Jacobs and Ms. Bonuso, the following amounts, which are payable upon a termination without cause or a resignation for good reason: (i) 12 months (or, for Mr. Matula, 18 months) of salary continuation (for Messrs. Matula, Horton and Jacobs and Ms. Bonuso, $1,387,500, $525,000, $475,000 and $445,000, respectively) (ii) a target bonus for the year of termination (for Messrs. Matula, Horton and Jacobs and Ms. Bonuso, $925,000, $525,000, $475,000 and $333,750, respectively) and (iii) an estimated subsidy of $16,669 associated with 12 months of continued health benefits at active employee rates (other than for Mr. Matula, who does not participate in the Company’s health benefits).

•

For Mr. Hahn, 9 months of continued payment of 60% of his monthly income at the time of his termination (calculated as his average monthly base salary plus cash bonus, if any, which he has received during the 12 months preceding his termination of employment), provided that he complies with his non-competition obligations. This amount is paid in SEK, and therefore this amount has been converted from SEK to USD by using the exchange rate of 0.090, which was in effect as of September 30, 2022. We have assumed that the Company would require Mr. Hahn to continue to perform services during the six-month notice period required under his employment agreement, and in light of this assumption, we have not included any severance amount for Mr. Hahn with respect to such notice period.

•

For Mr. Herr, two times base salary and bonus, calculated on the basis of the average of salary and bonus payments made to him in the last three calendar years prior to calendar year 2022. This amount is paid in EUR, and therefore this amount has been converted from EUR to USD by using the exchange rate of 0.980, which was in effect as of September 30, 2022. We have assumed that the Company would require Mr. Herr to continue to perform services during the twelve-month notice period required under his employment agreement, and in light of this assumption, we have not included any severance amount for Mr. Herr with respect to such notice period.

•

For Mr. Scherzinger, the following amounts, which are provided for under his separation agreement (as further described below under “Severance and Change in Control Benefits Under Employment Arrangements”), which was entered into in connection with his termination of employment: (i) 24 months of salary continuation ($1,850,000), (ii) a pro rata target bonus for the year of termination ($752,671), (iii) an estimated subsidy of $16,669 associated with 12 months of continued health benefits at active employee rates and (iv) reimbursement of up to $26,000 in legal fees in connection with the negotiation of his separation agreement (and a $16,152 tax gross-up for such reimbursement).

•

For Mr. Warren, the following amounts, which are provided for under his separation agreement (as further described below under “Severance and Change in Control Benefits Under Employment Arrangements”), which was entered into in connection with his termination of employment: (i) 12 months of salary continuation ($425,000), (ii) a pro rata target bonus for the year of termination ($275,959) and (iii) an estimated subsidy of $16,669 associated with 12 months of continued health benefits at active employee rates.

(2)

Amounts in this column reflect, for Messrs. Matula, Horton and Jacobs and Ms. Bonuso, the following amounts, which are payable upon a termination without cause or a resignation for good reason within 24 months following a change in control: (i) a lump sum amount equal to one year (or, for Mr. Matula, 18 months) of base salary (for Messrs. Matula, Horton and Jacobs and Ms. Bonuso, $1,387,500, $525,000, $475,000 and $445,000, respectively), (ii) an amount equal to the annual AICP bonus that the executive earned in respect of 2021 performance (for Messrs. Horton and Jacobs and Ms. Bonuso, $856,548, $573,750 and $337,147, respectively) (or, for Mr. Matula, his target bonus of $925,000), (iii) an estimated subsidy of $16,669 associated with 12 months of continued health benefits at active employee rates and (iv) accelerated vesting of all equity awards (for Messrs. Matula, Horton and Jacobs and Ms. Bonuso, $229,975, $357,244, $500,761 and $513,544, respectively).

(3)

Amounts in this column reflect the value of unvested RSUs and options, which fully vest upon a termination due to death or disability, calculated based on the closing price of our Class A common stock on September 30, 2022.

(4)

Amounts in this column reflect the value of unvested Profits Units and RSUs underlying Replacement Awards, which fully vest upon a change in control (as defined in the Incentive Plan), subject to continued employment through such event, calculated based on the closing price of our Class A common stock on September 30, 2022.

(5)

Mr. Horton has entered into a separation agreement with the Company under which, in lieu of the severance protections under his employment agreement, he will receive (i) a separation payment of $375,000, subject to his agreement to provide transition support through January 31, 2023 and (ii) reimbursement of up to $10,000 in legal fees in connection with the negotiation of his separation agreement.

Severance and Change in Control Benefits Under Employment and Severance Arrangements

Named Executive Officers Other than Steffen Hahn and Hans-Jürgen Herr

The employment agreements entered into with our NEOs (other than Messrs. Hahn and Herr) provide that if their employment is terminated by the Company without cause or by them for good reason (each as defined in their employment agreements), they are entitled to receive, subject to their execution of a general release of claims, (i) 12 months (or, in the case of Mr. Matula, 18 months, and in the case of Mr. Scherzinger, 24 months) of salary continuation (ii) a lump sum pro rata target annual bonus for the year of termination and (iii) 12 months of continued participation in the Company’s health plan at active employee rates. In addition, if their employment is terminated by the Company without cause or by them for good reason within 24 months following a change in control (as defined in the Incentive Plan), they are entitled to receive, subject to their execution of a general release of claims, (i) a lump sum payment equal to 12 months (or, in the case of Mr. Matula, 18 months, and in the case of Mr. Scherzinger, 24 months) of base salary, (ii) an amount equal to the greater of (x) the annual bonus that they earned for the year prior to the year of termination and (y) their target annual bonus, (iii) 12 months of continued participation in the Company’s health plan at active employee rates and (iv) full vesting of any equity awards held by them (provided that any performance-based equity awards will vest at “target” level).

In connection with Mr. Scherzinger’s termination of employment on July 24, 2022, Mr. Scherzinger entered into a separation agreement with the Company providing for severance consistent with the severance protections under his employment agreement, plus reimbursement of up to $26,000 in legal expenses associated with the negotiation of his separation agreement.

In connection with Mr. Warren’s termination of employment on August 12, 2022, Mr. Warren entered into a separation agreement with the Company providing for severance consistent with the severance protections under his employment agreement.

In connection with Mr. Horton’s termination of employment on January 31, 2023, Mr. Horton entered into a separation agreement with the Company providing for (i) a bonus of $375,000, subject to his agreement to provide transition support through January 31, 2023 and (ii) reimbursement of up to $10,000 in legal fees in connection with the negotiation of his separation agreement.

Steffen Hahn

Pursuant to Mr. Hahn’s employment agreement, if Mr. Hahn’s employment is terminated, Mr. Hahn will be entitled to continue to receive the difference between his monthly income paid by the Company at the time of his termination and the (lower) income he earns or could have earned from other employment or business, not to exceed 60% of his monthly income at the time of his termination (calculated as his average monthly base salary plus cash bonus, if any, which he has received during the 12 months preceding his termination of employment), provided that this amount will only payable for the period during which his 9-month post-termination non-compete restriction is in force and observed by him.

Hans-Jürgen Herr

Pursuant to Mr. Herr’s employment agreement, if Mr. Herr’s employment is terminated by the Company without cause, Mr. Herr will be entitled to receive a lump sum payment equal to two times base salary and bonus, calculated on the basis of the average of salary and bonus payments made in the last three calendar years prior to the delivery of the notice of termination.

Accelerated Vesting of Profit Units

Each of the Profits Unit agreements with our NEOs provides that upon a change in control (as defined in the Incentive Plan), any outstanding and unvested Profits Units will become fully vested, subject to the applicable NEO’s continued employment through the date of such change in control.

Accelerated Vesting of Replacement Awards

Each of the Replacement Award agreements with our NEOs provides that upon a change in control (as defined in the Incentive Plan), or upon a termination due to death or disability, any outstanding and unvested RSUs underlying the Replacement Award will vest.

Accelerated Vesting of Other RSUs and Options

Each of the non-Replacement Award RSU agreements and option agreements with our NEOs provides that upon a termination due to death or disability, any such outstanding and unvested RSUs and options will vest.

Director Compensation and Benefits

The table below sets forth information concerning the compensation earned by each of our non-employee Directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($
Kelly D. Rainko(3)	125,000	125,002	714	250,716
James C. Stephen	85,000	125,002	714	210,716
Susan T. Congalton	121,935	125,002	714	247,651
Martin McCourt	91,667	125,002	714	217,383
Elliott Hill	82,500	125,002	714	208,216
Melinda R. Rich	82,500	125,002	714	208,216
Magesvaran Suranjan	106,935	125,002	714	232,651

(1)

Amounts in this column reflect, as computed in accordance with ASC Topic 718, the grant date fair value of RSUs granted to our non-employee directors in connection with our 2022 Annual Meeting of Stockholders. For a discussion of valuation assumptions used to determine the grant date fair value of the foregoing RSU awards, see Note 1 to our audited consolidated financial statements for the year ended September 30, 2022 included in the Annual Report on Form 10-K.

(2)	Amounts in this column reflect dividend equivalents paid with respect to certain RSUs.
(3)	Ms. Rainko remits all of her director compensation to BDT Capital Partners, LLC.

Director Compensation Policy

We maintain a non-employee Director compensation policy, under which non-employee Directors receive an annual cash retainer of $75,000, plus an additional annual cash retainer as follows: Board chair: $50,000; Audit Committee chair: $25,000; Audit Committee member: $10,000; Compensation Committee chair: $15,000; and Compensation Committee member: $7,500. In addition, since August 29, 2022, Ms. Congalton and Mr. Suranjan have each received a monthly retainer of $20,000 as members of the Special Committee.

Non-employee Directors also receive an annual award of RSUs (a “Director RSU Award”) with an intended value at grant of $125,000, to be made on or about the date of our annual Stockholder meeting, and vesting upon the earlier of (i) one year following the grant date and (ii) the subsequent annual meeting. Pursuant to the Merger Agreement, a the Effective Time, all outstanding Director RSU Awards will accelerate in full and be canceled, with the holder thereof being entitled to receive, in respect of such cancellation, without interest, an amount in cash equal to (i) the number of Shares subject to such Director RSU Award immediately prior to the Effective Time multiplied by (ii) the Merger Consideration.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information known to us regarding the beneficial ownership of our common stock as of January 10, 2023 by:

•	each person or group whom we know to own beneficially more than 5% of our common stock;

•	each of the directors and named executive officers individually; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. A person is deemed to be a beneficial holder of our common stock if that person has or shares voting power, which includes the power to vote or direct the voting of our common stock, or investment power, which includes the power to dispose of or to direct the disposition of such capital stock, or has the right to acquire such powers within 60 days of January 10, 2023.

The tables list applicable percentage ownership based on 53,738,392 shares of Class A common stock and 235,136,987 shares of Class B common stock outstanding as of January 10, 2023. Unless otherwise noted below, the address of each person listed on the table is c/o Allena Pharmaceuticals, Inc., One Newton Executive Park, Suite 202, Newton, MA 02462.

Five Percent Holders

Beneficial Owner/Address	Class A Shares	Percent of Class A	Class B Shares	Percent of Class B	Combined Voting Power
Byron D. Trott(1) c/o BDT Capital Partners, LLC 401 North Michigan Avenue, Suite 3100 Chicago IL 60611	3,236,875	6.0%	12,281,255	5.2%	5.4%
BDT Capital Partners, LLC(2) 401 North Michigan Avenue, Suite 3100 Chicago, IL 60611	25,569,010	47.5%	152,711,756	65.0%	61.7%
WSP Investment, LLC(3) 14 North Peoria Street, Suite 2E Chicago, IL 60607	—	—	38,799,120	16.5%	13.4%
MAD Private Family Trust Company LLC(4) 8805 Tamiami Trail N STE 356 Naples, FL 34108	2,581,126	4.8%	14,171,312	6.0%	5.8%

(1)

Based on information contained in the Schedule 13D/A filed by BDT Capital Partners, LLC, BDT WSP Holdings, LLC, BDT Capital Partners I-A Holdings, LLC, BDTCP GP I, LLC, BDT GP, LLC, and Byron D. Trott on December 12, 2022. Represents shares owned by Byron D. Trott and his spouse Tina Trott.

(2)

Based on information contained in the Schedule 13D/A filed by BDT Capital Partners, LLC, BDT WSPÐoldings, LLC, BDT Capital Partners I-A Holdings, LLC, BDTCP GP I, LLC, BDT GP, LLC, andÐr. Trott on December 12, 2022. Represents shares owned by funds managed by BDT Capital Partners, LLC, (the “BDTCP Funds”) of which Byron D. Trott is the CEO and Chairman. The managing member of BDT Capital Partners, LLC (“BDTCP”) is BDTP GP, LLC, of which Mr. Trott is the sole member. Each of BDTP GP, LLC and Mr. Trott may be deemed to have indirect voting and investment control over the shares held by the BDTCP Funds. Each of BDTP GP, LLC and Mr. Trott disclaims beneficial ownership of the such shares except to the extent of his or its pecuniary interests therein.

(3)

Based on information contained in the Schedule 13G filed by WSP Investment, LLC on February 11, 2022. Voting and dispositive power over shares held by the WSP Investment, LLC is exercised by an investment committee consisting of three members. Each member has one vote, and the approval of a majority is required to approve an action. Under the so-called “rule of three” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and voting or dispositive decisions require the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities.

(4)

Based on information contained in the Schedule 13G filed by MAD Private Family Trust Co LLC on February 14, 2022. Represents shares owned indirectly by certain trusts for the benefit of charity and members of Byron D. Trott’s family for which MAD Private Family Trust Company LLC holds voting and dispositive power. MAD Private Family Trust Company LLC exercises such voting and dispositive power through an investment committee consisting of three members. Each member has one vote, and the approval of a majority is required to approve an action. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and voting or dispositive decisions require the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities.

Officer and Director Stock Ownership

Name	Class A Shares	Class B Shares	Options(1)	Restricted Stock Units(2)	Percent of Class A Ownership	Percent of Class B Ownership	Combined Voting Power
Non-Employee Directors
Kelly D. Rainko	151,681	832,785	0	0	*	*	*
Susan T. Congalton(3)	18,929	0	0	0	*	*	*
Elliott Hill(3)	8,929	0	0	0	*	*	*
Martin McCourt(3)	6,250	0	0	0	*	*	*
Melinda R. Rich	8,929	0	0	0	*	*	*
James C. Stephen	8,929	0	0	0	*	*	*
Magesvaran Suranjan	8,929	0	0	0	*	*	*

Named Executive Officers
Alan D. Matula(3)	23,529	0	23,409	32,592	*	*	*
William J. Horton(3)	23,706	0	23,258	0	*	*	*
Michael G. Jacobs(3)	18,713	0	20,772	74,979	*	*	*
Steffen Hahn	23,265	0	21,667	0	*	*	*
Jennifer Bonuso	9.933	0	15,152	34,249	*	*	*
Chris Scherzinger(3)	0	0	0	0	*	*	*
Hans-Jürgen Herr(3)	33,535	0	29,203	235,338	*	*	*
Ryan B. Warren	5,676	0	0	28,492	*	*	*
All Directors and Officers as a Group (13 Persons) (4)	317,215	832,785	123,808	141,820	1%	*	*

*	Less than 1%.

(1)	Represents options that were exercisable on January 10, 2023 and options that become exercisable within 60 days of January 10, 2023.
(2)	Represents Company RSU Awards that were vested on January 10, 2023 and Company RSU Awards that vest within 60 days of January 10, 2023.
(3)

Excludes shares held indirectly through Weber-Stephen Management Pool LLC, an entity owned by certain current and former members of our management and certain of our current and former directors. Voting and dispositive power over shares held Weber-Stephen Management Pool, LLC is exercised by an investment committee consisting of Alan D. Matula, Michael G. Jacobs and William J. Horton. Each member has one vote, and the approval of a majority is required to approve an action. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and voting or dispositive decisions require the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. The address of Weber-Stephen Management Pool, LLC is 1415 S. Roselle Road, Palatine, IL 60067.

(4)	None of the shares listed have been pledged as collateral

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

We describe below transactions and series of similar transactions during fiscal year ended September 30, 2023 or currently proposed, to which we were or will be a participant, in which:

•	the amounts involved exceeded or will exceed (i) $120,000; and

•

any of our directors or executive officers (in each case, including their immediate family members) or beneficial holders of more than 5% of any class of our voting securities had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a participant other than compensation arrangements, which are described where required under “2022 Director Compensation and Benefits” and “Executive Compensation.”

Reorganization Agreement

In connection with the Offering and Reorganization, we entered into a reorganization agreement and related agreements with Weber-Stephen Products LLC and each of the Pre-IPO LLC Members, which effected the Reorganization.

Amended LLC Agreement

In connection with the Offering and Reorganization, Weber Inc., Weber HoldCo LLC and each of the Pre-IPO LLC Members entered into an Amended and Restated LLC Agreement of Weber HoldCo LLC (the “Amended LLC Agreement”). Following the Reorganization, and in accordance with the terms of the Amended LLC Agreement, we operate our business through Weber-Stephen Products LLC, a wholly owned subsidiary of Weber HoldCo LLC. Pursuant to the terms of the Amended LLC Agreement, so long as the Pre-IPO LLC Members continue to own any LLC Units or securities redeemable or exchangeable into shares of our Class A common stock, we will not, without the prior written consent of such holders, engage in any business activity other than the management and ownership of Weber HoldCo LLC or own any assets other than securities of Weber HoldCo LLC and/or any cash or other property or assets distributed by or otherwise received from Weber HoldCo LLC, unless we determine in good faith that such actions or ownership are in the best interest of Weber HoldCo LLC.

As the sole managing member of Weber HoldCo LLC, we have control over all of the affairs and decision making of Weber-Stephen Products LLC. As such, through our officers and Directors, we are responsible for all operational and administrative decisions of Weber- Stephen Products LLC and the day-to-day management of Weber-Stephen Products LLC’s business. We fund any dividends to our stockholders by causing Weber-Stephen Products LLC to make distributions to the Pre-IPO LLC Members and us via Weber HoldCo LLC, subject to the limitations imposed by our debt agreements.

The holders of LLC Units generally incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Weber-Stephen Products LLC, via Weber HoldCo LLC. Net profits and net losses of Weber-Stephen Products LLC are generally allocated to its members pro rata in accordance with the percentages of their respective ownership of LLC Units, though certain non-pro rata adjustments are made to reflect tax depreciation, amortization and other allocations. The Amended LLC Agreement provides for pro rata cash distributions to the holders of LLC Units for purposes of funding their tax obligations in respect of the taxable income of Weber-Stephen Products LLC that is allocated to them. Generally, these tax distributions are computed based on Weber-Stephen Products LLC’s estimate of the net taxable income of Weber-Stephen Products LLC allocable to each holder of LLC Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident of Illinois (taking into account the non-deductibility of certain expenses and the character of our income).

Except as otherwise determined by us, if at any time we issue a share of our Class A common stock, the net proceeds received by us with respect to such share, if any, shall be concurrently invested in Weber HoldCo LLC and Weber HoldCo LLC shall issue to us one LLC Unit (unless such share was issued by us solely to fund the purchase of an LLC Unit from a holder of LLC Units (upon an election by us to exchange such LLC Unit in lieu of redemption following a redemption request by such holder of LLC Units in which case such net proceeds shall instead be transferred to the selling holder of LLC Units as consideration for such purchase, and Weber HoldCo LLC will not issue an additional LLC Unit to us)). Similarly, except as otherwise determined by us, (i) Weber HoldCo LLC will not issue any additional LLC Units to us unless we issue or sell an equal number of shares of our Class A common stock, and (ii) should Weber HoldCo LLC issue any additional LLC Units to the Pre-IPO LLC Members or any other person, we will issue an equal number of shares of our Class B common stock to such Pre-IPO LLC Members or any other person. Conversely, if at any time any shares of our Class A common stock are redeemed, purchased or otherwise acquired, Weber HoldCo LLC will redeem, purchase or otherwise acquire an equal number of LLC Units held by us, upon the same terms and for the same price per security, as the shares of our Class A common stock are redeemed, purchased or otherwise acquired. In addition, Weber HoldCo LLC may not effect any subdivision (by any unit split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of the LLC Units unless it is accompanied by substantively identical subdivision or combination, as applicable, of each class of our common stock, and we may not effect any subdivision or combination of any class of our common stock unless it is accompanied by a substantively identical subdivision or combination, as applicable, of the LLC Units.

Under the Amended LLC Agreement, the holders of LLC Units (other than us) have the right (subject to the terms of the Amended LLC Agreement), to require Weber HoldCo LLC to redeem all or a portion of their LLC Units for, at our election, newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of our Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). If we decide to make a cash payment, the holder of an LLC Unit has the option to rescind its redemption request within a specified time period. Upon the exercise of the redemption right, the redeeming member will surrender its LLC Units to Weber HoldCo LLC for cancellation. The Amended LLC Agreement requires that we contribute cash or shares of our Class A common stock to Weber HoldCo LLC in exchange for an amount of newly issued LLC Units in Weber HoldCo LLC that will be issued to us equal to the number of LLC Units redeemed from the holders of LLC Units. Weber HoldCo LLC will then distribute the cash or shares of our Class A common stock to such holder of an LLC Unit to complete the redemption. In the event of a redemption request by a holder of an LLC Unit, we may, at our option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Units that we or our wholly owned subsidiaries own equals the number of shares of Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities). Shares of Class B common stock will be cancelled on a one-for-one basis if we, following a redemption request of a holder of an LLC Unit, redeem or exchange LLC Units of such holder of an LLC Unit pursuant to the terms of the Amended LLC Agreement.

The Amended LLC Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock is proposed by us or our Stockholders and approved by our Board or is otherwise consented to or approved by our Board, the holders of LLC Units will be permitted to participate in such offer by delivery of a notice of redemption or exchange that is effective immediately prior to the consummation of such offer. In the case of any such offer proposed by us, we are obligated to use our reasonable best efforts to enable and permit the holders of LLC Units to participate in such offer to the same extent or on an economically equivalent basis as the holders of shares of our Class A common stock without discrimination. In addition, we are obligated to use our reasonable best efforts to ensure that the holders of LLC Units may participate in each such offer without being required to redeem or exchange LLC Units.

Subject to certain exceptions, Weber HoldCo LLC will indemnify all of its members and their officers and other related parties, against all losses or expenses arising from claims or other legal proceedings in which such person (in its capacity as such) may be involved or become subject to in connection with Weber-Stephen Products LLC’s business or affairs or the Amended LLC Agreement or any related document.

Weber-Stephen Products LLC may be dissolved upon (i) the determination by us to dissolve Weber-Stephen Products LLC or (ii) any other event which would cause the dissolution of Weber-Stephen Products LLC under the Delaware Limited Liability Company Act, unless Weber-Stephen Products LLC is continued in accordance with the Delaware Limited Liability Company Act. Upon dissolution, Weber-Stephen Products LLC will be liquidated and the proceeds from any liquidation will be applied and distributed in the following manner: (a) first, to creditors (including creditors who are members or affiliates of members) in satisfaction of all of Weber-Stephen Products LLC’s liabilities (whether by payment or by making reasonable provision for payment of such liabilities, including the setting up of any reasonably necessary reserves) and (b) second, to the members in proportion to their vested LLC Units.

After the end of Fiscal Year 2022, on December 11, 2022, certain affiliates of BDT amended the Amended LLC Agreement. As newly amended, holders of Class B shares and paired units of Weber HoldCo LLC will have the right to participate in the Merger by delivering a notice of participation on or prior to the date that is 11 days after the Company first files the preliminary Information Statement with the SEC. Such right will be in lieu of any right such holders had to participate in the Merger pursuant to Section 10.05(a) of the Amended LLC Agreement or otherwise redeem units of Weber HoldCo LLC during the period between the execution of the Merger Agreement and the consummation of the Merger.

Tax Receivable Agreement

Acquisitions by Weber Inc. of LLC Units from Pre-IPO LLC Members in connection with taxable redemptions or exchanges by the Pre-IPO LLC Members of LLC Units and corresponding number of shares of Class B common stock for shares of our Class A common stock or cash are expected to result in tax basis adjustments to the assets of Weber-Stephen Products LLC to us and thus produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. The anticipated tax basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

In connection with the Offering and Reorganization, we entered into a Tax Receivable Agreement with the Pre-IPO LLC Members (the “Tax Receivable Agreement”) that provides for the payment by us to the Pre-IPO LLC Members of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) Weber Inc.’s allocable share of certain existing tax basis in tangible and intangible assets related to certain transactions that resulted in a step-up in Weber HoldCo LLC’s tax basis, (ii) any increase in tax basis in Weber HoldCo LLC’s consolidated assets resulting from (a) acquisitions by Weber Inc. of LLC Units from the Pre-IPO LLC Members in connection with the Offering, (b) the acquisition of LLC Units from the Pre-IPO LLC Members using the net proceeds from any future offering, (c) redemptions or exchanges by the Pre-IPO LLC Members of LLC Units and the corresponding number of shares of Class B common stock for shares of our Class A common stock or cash or (d) payments under the Tax Receivable Agreement, and (iii) tax benefits related to imputed interest resulting from payments made under the Tax Receivable Agreement.

We expect that, as a result of the existing tax basis and increases in the tax basis of the tangible and intangible assets of Weber HoldCo LLC attributable to the redeemed or exchanged LLC Units, the payments that we may make to the existing Pre-IPO LLC Members could be substantial. Estimating the actual increases in tax basis with respect to future taxable redemptions, exchanges or purchases of LLC Units, as well as the amount and timing of any payments we are required to make under the Tax Receivable Agreement in respect of the acquisition of LLC Units from Pre-IPO LLC Members in connection with taxable redemptions, exchanges or purchases of LLC Units, is by its nature imprecise, because the potential future reductions in our tax payments, as determined for purposes of the Tax Receivable Agreement, and the payments we are required to make under the Tax Receivable Agreement, each depend on a number of factors, including the market value of our Class A common stock at the time of redemption or exchange, the prevailing federal tax rates applicable to us over the life of the Tax Receivable Agreement (as well as the assumed combined state and local tax rate), the amount and timing of the taxable income that we generate in the future and the extent to which future redemptions, exchanges or purchases of LLC Units are taxable transactions.

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

In addition, although we are not aware of any issue that would cause the IRS to challenge the existing tax basis, tax basis increases or other benefits arising under the Tax Receivable Agreement, the Pre-IPO LLC Members will not reimburse us for any payments previously made if such tax basis increases or other tax benefits are subsequently disallowed, except that any excess payments made to the Pre-IPO LLC Members will be netted against future payments otherwise to be made under the Tax Receivable Agreement, if any, after our determination of such excess. As a result, in such circumstances we could make payments to the Pre-IPO LLC Members under the Tax Receivable Agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could negatively impact our liquidity.

In addition, the Tax Receivable Agreement provides that, upon certain mergers, asset sales or other forms of business combination or certain other changes of control, our or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the benefits arising from the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreement. As a result, upon a change of control, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the specified percentage of our actual cash tax savings, which could negatively impact our liquidity.

This provision of the Tax Receivable Agreement may result in situations where the Pre-IPO LLC Members have interests that differ from or are in addition to those of our other Stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of Weber-Stephen Products LLC to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid at a rate of LIBOR plus 400 basis points.

Our obligations under the Tax Receivable Agreement also apply with respect to any person who is issued LLC Units in the future and who becomes a party to the Tax Receivable Agreement.

After the end of Fiscal Year 2022, on December 11, 2022, the Company entered into an amendment of the Tax Receivable Agreement. As amended, the Tax Receivable Agreement will automatically terminate in full without any payment upon the consummation of the Merger, and none of the Transactions, including the Merger, will constitute a Change of Control (as defined in the Tax Receivable Agreement) or any payment.

Registration Rights Agreement

In connection with the Offering and the Reorganization, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Pre-IPO LLC Members and the former equityholders of BDT WSP Blocker, LLC (“Blocker equityholders”).

At any time after expiration or waiver of the lock-up agreements entered into in connection with the Offering, subject to several exceptions, including underwriter cutbacks and our right to defer a demand registration under certain circumstances, the Pre-IPO LLC Members and Blocker equityholders may require that we register for public resale under the Securities Act all shares of common stock constituting registrable securities that they request be registered at any time following the Offering so long as the securities requested to be registered in each registration statement have an aggregate estimated market value of least $25.0 million. If we become eligible to register the sale of our securities on Form S-3 under the Securities Act, which will not be until at least twelve months after the date of the Offering, the Pre-IPO LLC Members have the right to require us to register the sale of the registrable securities held by them on Form S-3, subject to offering size and other restrictions. If we propose to register any of our securities under the Securities Act for our own account or the account of any other holder (excluding any registration related to an employee benefit plan or a corporate reorganization or other Rule 145 transaction), the Pre-IPO LLC Members are entitled to notice of such registration and to request that we include registrable securities for resale on such registration statement, and we are required, subject to certain exceptions, to include such registrable securities in such registration statement. We undertake in the Registration Rights Agreement to use our reasonable best efforts to file a shelf registration statement on Form S-3 to permit the resale of the shares of Class A common stock held by the Pre-IPO LLC Members. The Registration Rights Agreement does not contemplate the payment of penalties or liquidated damages to the Pre-IPO LLC Members party thereto as a result of a failure to register, or delays with respect to the registration of, the registrable securities.

In connection with the transfer of their registrable securities, the parties to the Registration Rights Agreement may assign certain of their respective rights under the Registration Rights Agreement under certain circumstances. In connection with the registrations described above, we will indemnify any selling stockholders and we will bear all fees, costs and expenses (except underwriting discounts and spreads).

Stockholders Agreement

In connection with the Offering and Reorganization, we entered into a Stockholders Agreement with each of the Pre-IPO LLC Members (the “Stockholders Agreement”), which provides that, for so long as the Pre-IPO LLC Members beneficially hold at least 10% of the aggregate number of outstanding shares of our common stock, approval by the Pre-IPO LLC Members is required for certain corporate actions. These actions include: (1) change of control transactions, including mergers or amalgamations, consolidations or a sale of all or substantially all assets; (2) any dissolution, liquidation or reorganization, including filing for bankruptcy; and (3) any changes to the strategic direction or scope of our principal business or that of Weber HoldCo LLC. Furthermore, the Stockholders Agreement provides that, until the Pre-IPO LLC Members no longer hold a majority of the aggregate number of outstanding shares of our common stock, Pre-IPO LLC Members are able to designate a majority of the nominees for election to our Board, including the nominee for election to serve as Chair of our Board. If Pre-IPO LLC Members beneficially own less than 50% of the aggregate number of outstanding shares of our common stock, such designation rights will be proportionately reduced—for example, if the size of our Board is nine members, Pre-IPO LLC Members may designate: four nominees, if they beneficially own between 40% and 50% of the aggregate number of outstanding shares of our common stock; three nominees, if they beneficially own between 30% and 40% of the aggregate number of outstanding shares of our common stock; two nominees, if they beneficially own between 20% and 30% of the aggregate number of outstanding shares of our common stock; and one nominee, if they beneficially own between 10% and 20% of the aggregate number of outstanding shares of our common stock.

Indemnification Agreements

We entered into an indemnification agreement with each of our executive officers and Directors that provides, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf.

Transactions with Related Persons

We have a royalty agreement with entities owned or controlled by the Stephen family, one of our principal equityholders., in connection with the Weber Grill Restaurant chain, for the use of our trademark. Royalty revenue under this agreement was approximately $493,000 for the fiscal year ended September 30, 2022. We had a royalty receivable of approximately $50,000 from this related party at September 30, 2022.

We employ Robert Stephen, brother of James C. Stephen, one of our Directors, as Director of Engineering. He earned $486,692 in total compensation for the fiscal year ended September 30, 2022.

During 2022, we entered into a related person transaction with Bill Stephen, the brother of James C. Stephen and a former employee of the Company. Prior to 2010, the Company, by or through one of its predecessors, entered into an insurance policy with Bill Stephen as the beneficiary which had a cash surrender value of approximately $403,653 on March 23, 2022. Consistent with the Company’s employment agreement with Bill Stephen, who left the Company prior to the Offering, the Company assigned the policy to him on or about March 31, 2022.    Pursuant to the Company’s related person transaction policy, this transaction was approved by the Audit Committee. James C. Stephen, then a member of the Audit Committee, recused himself from consideration of such decision.

Policies and Procedures for Related Person Transactions

The Board has adopted a written policy relating to the Audit Committee’s review and approval of transactions with related persons that are required to be disclosed in proxy statements by SEC regulations, which are commonly referred to as “Related Person Transactions.” A “related person” is defined under the applicable SEC regulation and includes our Directors, executive officers and 5% or more beneficial owners of our common stock. The Secretary administers procedures adopted by the Board with respect to related person transactions and the Audit Committee reviews and approves all such transactions. At times, it may be advisable to commence a transaction before the Audit Committee has evaluated it or a transaction may begin before discovery of a related person’s participation. In such instances, management consults with the Chair of the Audit Committee (or, if the Chair of the Audit Committee is an interested director, the remaining disinterested members of the Audit Committee), to determine the appropriate course of action. Approval of a related person transaction requires the affirmative vote of the majority of disinterested Directors on the Audit Committee. The Audit Committee will not approve or ratify a Related Person Transaction unless it shall have determined that, upon consideration of all relevant information, the transaction is in, or not inconsistent with, the best interests of the Company and its Stockholders. The Audit Committee periodically reports on its activities to the Board.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees

The aggregate amount of fees billed to Weber by Ernst & Young LLP for professional services rendered for the audit of our annual consolidated financial statements, statutory audits and for reviews of our financial statements included in our Quarterly Reports on Form 10-Q was approximately $4.1 million in 2022, and $8.5 million in 2021, which included preparation for the Offering.

Audit-Related Fees

The aggregate amount of fees billed to Weber by Ernst & Young LLP for assistance and related services reasonably related to the performance of the audit of our annual consolidated financial statements and for reviews of our financial statements included in our Quarterly Report on Form 10-Q was approximately $0.4 million in 2022 and $0.5 million in 2021. This assistance and related services generally consisted of due diligence consultation on potential acquisition targets.

Tax Fees

The aggregate amount of fees billed to Weber by Ernst & Young LLP for professional services rendered for tax compliance, tax advice, and tax planning was approximately $0.1 million in 2022 and $0.1 million in 2021.

All Other Fees

The aggregate amount of all other fees billed to Weber by Ernst & Young LLP for services rendered, and which were not included in “Audit Fees,” “Audit-Related Fees,” or “Tax Fees” above, was approximately $7,000 in 2022 and $2,000 in 2021 for access to accounting research tools.

Preapproval Policies and Procedures

The Charter of the Audit Committee and policies and procedures adopted by the Audit Committee provide that the Audit Committee shall pre-approve all audit and all permitted non-audit engagements and services (including the fees thereof) by the independent registered public accounting firm (and their affiliates), except that the Audit Committee may delegate its authority to pre-approve services to the Chair of the Audit Committee so long as such designees present any such approvals to the full Audit Committee at the next Audit Committee meeting.

All of the services described above for 2022 and 2021 were pre-approved by the Audit Committee (or the Audit Committee chair) (including, before the Reorganization, Weber-Stephen Products LLC’s audit committee) before Ernst & Young LLP was engaged to render the services.

Audit Committee Report

The Audit Committee oversees our financial reporting process on behalf of the Board. The Audit Committee met nine times in 2022 and operates under a written charter last amended by the Board in October 2022, which is posted on our website at weber.investors.com. As provided in the Charter, the Audit Committee’s oversight responsibilities include oversight of the integrity of the Company’s financial statements and effectiveness of the Company’s internal controls; the qualifications, independence and performance of the Company’s independent auditor; the performance of the Company’s internal audit function; the Company’s compliance with legal and regulatory requirements; the Company’s policies and practices with respect to risk assessment and risk management, including with respect to information technology and cybersecurity; and preparing the Audit Committee report or other disclosure that the SEC rules require to be included in the Company’s information circulars, proxy statements and periodic reports. However, management has the primary responsibility for the financial statements and the reporting process, including our systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed the audited financial statements to be included in the 2022 Annual Report on Form 10-K with management, including a discussion of the quality and the acceptability of our financial reporting and controls.

The Audit Committee reviewed with the independent registered public accounting firm, Ernst & Young LLP, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality of our financial reporting, and such other matters as are required to be discussed with the Audit Committee under Public Company Accounting Oversight Board Auditing Standard No. 1301 - Communications with Audit Committees.

The Audit Committee has discussed with the independent registered public accounting firm their independence from Weber and its management, including matters in the letter from the independent registered public accounting firm required by Public Company Accounting Oversight Board Rule 3526, “Communication with Audit Committees Concerning Independence.” The Audit Committee also has considered whether the provision by the independent registered public accounting firm of non-audit professional services is compatible with maintaining their independence.

The Audit Committee reviewed and discussed with the independent registered public accounting firm our Form 10-K prior to filing with the SEC. In addition, the Audit Committee reviewed with management significant risks and exposures identified by management and the overall adequacy and effectiveness of our legal, regulatory and compliance programs.

The Audit Committee also discussed with our internal auditors and independent registered public accounting firm the overall scope and plans for their respective audits. The Audit Committee meets periodically with the internal auditors and independent registered public accounting firm, with and without management present, to discuss the results of their audits. .

In reliance on the reviews and the discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022, for filing with the SEC. The Audit Committee also reappointed our independent registered public accounting firm for our 2023 fiscal year.

AUDIT COMMITTEE

Susan T. Congalton, Chair

Martin McCourt

Magesvaran Suranjan

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Schedules

Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K filing.

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

Date: January 27, 2023