Form 10-Q
period 2022-12-31
Weber Inc.
filed 2023-02-09
CIK 1857951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Class A Common Stock outstanding as of January 31, 2023 – 53,747,199 shares
Class B Common Stock outstanding as of January 31, 2023 – 235,307,751 shares

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
Our future results could be affected by a variety of other factors, including risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects; the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected; the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors including the impact of any product recalls; the uncertainty of the magnitude, duration, geographic reach, impact on the global economy and potential travel restrictions of the COVID-19 pandemic, including the impact on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity; and business disruption or other losses from war, pandemic, terrorist acts or political unrest.
The risk factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K could cause our results to differ materially from those expressed in the forward-looking statements made in this Quarterly Report on Form 10-Q. There also may be other risks that are currently unknown to us or that we are unable to predict at this time.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Weber Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share data)

	December 31, 2022	September 30, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,702	$24,568
Accounts receivable, less allowances	89,203	54,667
Inventories, net	391,379	339,503
Prepaid expenses and other current assets	103,375	91,009
Total current assets	621,659	509,747
Property, equipment and leasehold improvements, net	215,757	211,256
Operating lease right-of-use assets	73,339	71,879
Other long-term assets	67,681	72,732
Trademarks, net	353,588	354,435
Other intangible assets, net	121,420	123,783
Goodwill	106,864	104,142
Total assets	$1,560,308	$1,447,974
Liabilities and equity (deficit)
Current liabilities:
Trade accounts payable	$167,823	$158,298
Accrued expenses	147,118	122,656
Income taxes payable	9,326	5,788
Current portion of long-term debt and other borrowings	293,000	186,910
Short-term debt — related party	4,600	—
Current portion of long-term financing obligation	696	675
Total current liabilities	622,563	474,327
Long-term debt, less current portion	1,210,004	1,213,235
Long-term debt — related party	60,789	—
Long-term financing obligation, less current portion	37,532	37,719
Non-current operating lease liabilities	61,670	60,544
Other long-term liabilities	72,119	74,085
Total liabilities	2,064,677	1,859,910
Commitments and Contingencies (Note 8)
Class A Common Stock, $0.001 par value - 3,000,000,000 shares authorized, 53,738,392 and 53,102,598 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	54	53
Class B Common Stock, $0.00001 par value - 1,500,000,000 shares authorized, 234,476,377 and 234,506,636 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	2	2
Preferred Stock, $0.0001 par value - 1,500,000,000 shares authorized, zero shares issued and outstanding as of both December 31, 2022 and September 30, 2022	—	—
Additional paid-in capital	15,807	15,735
Accumulated other comprehensive loss	(2,072)	(4,762)
Retained earnings (deficit)	(115,041)	(87,851)
Total Weber Inc. equity (deficit)	(101,250)	(76,823)
Noncontrolling interests	(403,119)	(335,113)
Total equity (deficit)	(504,369)	(411,936)
Total liabilities and equity (deficit)	$1,560,308	$1,447,974
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share data)
(unaudited)

	Three Months Ended December 31,
	2022	2021
Net sales	$164,899	$283,141
Cost of goods sold	128,951	219,128
Gross profit	35,948	64,013
Operating expenses:
Selling, general and administrative	122,381	148,084
Amortization of intangible assets	5,073	5,174
Restructuring costs	(1,166)	—
Loss from operations	(90,340)	(89,245)
Foreign currency (gain) loss	(11,041)	164
Interest expense, net	29,519	15,531
Loss before taxes	(108,818)	(104,940)
Income tax expense (benefit)	5,073	(30,387)
Net loss	(113,891)	(74,553)
Net loss attributable to noncontrolling interests	(86,701)	(91,330)
Net (loss) income attributable to Weber Inc.	$(27,190)	$16,777
Earnings (loss) per share of Class A common stock
Basic	$(0.50)	$0.31
Diluted	$(0.50)	$(0.19)
Weighted average shares outstanding
Basic	54,604,105	53,309,932
Diluted	54,604,105	287,955,151
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2022	2021
Net loss	$(113,891)	$(74,553)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of income tax benefit of zero and $135	17,261	(3,006)
(Loss) gain on derivative instruments, net of income tax expense of zero and $238	(2,832)	5,316
Comprehensive loss	(99,462)	(72,243)
Less: Comprehensive loss attributable to noncontrolling interests	(74,962)	(89,358)
Comprehensive (loss) income attributable to Weber Inc.	$(24,500)	$17,115
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Equity (Deficit)
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Retained Earnings (Deficit)	Non-controlling Interests	Total
Balance at September 30, 2022	53,102,598	$53	234,506,636	$2	—	$—	$15,735	$(13,564)	$8,802	$(87,851)	$(335,113)	$(411,936)
Issuance of Class A shares for equity awards	605,535	1	—	—	—	—	(1,520)	—	—	—	—	(1,519)
Conversion of Paired Interests	30,259	—	(30,259)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(27,190)	(86,701)	(113,891)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	11	11
Stock-based compensation	—	—	—	—	—	—	1,592	—	—	—	6,945	8,537
Foreign currency translation adjustments	—	—	—	—	—	—	—	3,218	—	—	14,043	17,261
Loss on derivative instruments	—	—	—	—	—	—	—	—	(251)	—	(1,094)	(1,345)
Reclassification of realized gain on derivative instruments to net loss	—	—	—	—	—	—	—	—	(277)	—	(1,210)	(1,487)
Balance at December 31, 2022	53,738,392	$54	234,476,377	$2	—	$—	$15,807	$(10,346)	$8,274	$(115,041)	$(403,119)	$(504,369)

	Three Months Ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Preferred Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivative Instruments	Retained Earnings (Deficit)	Non-controlling Interests	Total
Balance at September 30, 2021	52,533,388	$53	233,572,370	$2	—	$—	$6,109	$(5,692)	$(3,588)	$(7,646)	$(110,583)	$(121,345)
Repayment of member notes	—	—	1,072,849	—	—	—	2,077	—	—	—	9,273	11,350
Deferred tax asset associated with repayment of member notes	—	—	—	—	—	—	(487)	—	—	—	—	(487)
Issuance of Class A shares for equity awards	36,510	—	—	—	—	—	(351)	—	—	—	—	(351)
Net loss	—	—	—	—	—	—	—	—	—	16,777	(91,330)	(74,553)
Interest income on notes receivable	—	—	—	—	—	—	(3)	—	—	—	—	(3)
Dividends on Class A shares and equity awards	—	—	—	—	—	—	—	—	—	(2,232)	—	(2,232)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,627)	(9,627)
Stock-based compensation	—	—	—	—	—	—	4,670	—	—	—	20,841	25,511
Foreign currency translation adjustments	—	—	—	—	—	—	—	(441)	—	—	(2,565)	(3,006)
Gain on derivative instruments	—	—	—	—	—	—	—	—	404	—	2,353	2,757
Reclassification of realized loss on derivative instruments to net loss	—	—	—	—	—	—	—	—	375	—	2,184	2,559
Balance at December 31, 2021	52,569,898	$53	234,645,219	$2	—	$—	$12,015	$(6,133)	$(2,809)	$6,899	$(179,454)	$(169,427)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2022	2021
Operating activities
Net loss	$(113,891)	$(74,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for depreciation	10,033	8,613
Provision for amortization of intangible assets	5,073	5,174
Provision for amortization of deferred financing costs	1,800	1,022
Deferred income tax (benefit) expense	(305)	340
Stock-based compensation	8,537	25,511
Changes in operating assets and liabilities:
Accounts receivable	(29,242)	(18,345)
Inventories	(34,456)	(139,694)
Prepaid expenses and other current assets	(4,585)	(46,606)
Trade accounts payable	14,585	52,464
Accrued expenses	24,308	(10,554)
Income taxes payable	3,226	3,074
Other	3,296	5,661
Net cash used in operating activities	(111,621)	(187,893)
Investing activities
Proceeds from disposal of property, equipment and leasehold improvements	3	10
Additions to property, equipment and leasehold improvements	(24,440)	(25,876)
Net cash used in investing activities	(24,437)	(25,866)
Financing activities
Proceeds from issuance of long-term debt — related party	62,424	—
Payments for deferred financing costs	(6,719)	—
Payments for capitalized offering costs	—	(2,109)
Interest rate swap settlement payments	(1,478)	(1,478)
Proceeds from contribution of capital, net	—	11,346
Dividends paid	(70)	(2,123)
Members’ distributions	11	(9,627)
Borrowings from revolving credit facility	177,500	203,000
Payments on revolving credit facility	(66,500)	(42,000)
Borrowings from revolving loan — related party	4,600	—
Payments of other borrowings	(4,910)	—
Payments of long-term debt	(3,750)	(3,125)
Shares withheld to satisfy employee tax obligations	(1,520)	(351)
Other financing activities	(360)	(197)
Net cash provided by financing activities	159,228	153,336
Effect of exchange rate changes on cash and cash equivalents	(10,036)	(895)
Increase (decrease) in cash and cash equivalents	13,134	(61,318)
Cash and cash equivalents at beginning of period	24,568	107,517
Cash and cash equivalents at end of period	$37,702	$46,199
Supplemental disclosures of cash flow information:
Cash paid for interest	$25,808	$13,311
Cash paid for income taxes, net of refunds of $2,491 and zero, respectively	$1,526	$4,439
Supplemental disclosures of non-cash investing information:
Property and equipment included in accounts payable and accrued expenses	$12,413	$26,050
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Weber Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. General
Description of Business
Weber Inc. and its subsidiaries (collectively “Weber,” the “Company,” “we” and “our”) is an outdoor cooking company in the global outdoor cooking market. Our product portfolio includes traditional charcoal grills, gas grills, smokers, pellet grills, electric grills and related accessories. Our full range of products is sold in 78 countries.
We are headquartered in Palatine, Illinois, and our stock is listed on the New York Stock Exchange (NYSE) under the symbol “WEBR.”
Agreement and Plan of Merger
On December 11, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ribeye Parent, LLC (“Parent”) and Ribeye Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”) pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving. Parent and Merger Sub are affiliates of BDT Capital Partners LLC. BDT Capital Partners LLC will acquire all of the Company’s outstanding shares of Class A common stock (other than (i) shares of Class A common stock held by BDT Capital Partners
I-A Holdings, LLC and BDT WSP Holdings, LLC, (ii) any shares of common stock canceled pursuant to the Merger
Agreement and (iii) any dissenting shares of Class A common stock) for $8.05 per share in cash.
The Merger is conditioned upon, among other things, customary closing conditions. Subject to the satisfaction (or if applicable, waiver) of such conditions, the Merger is expected to close in the first half of calendar year 2023.
Consolidation and Basis of Presentation
The condensed consolidated financial statements of Weber Inc. were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim reporting. In management’s opinion, the interim financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results of financial position, operations and cash flows for the periods presented. The results of operations for the period ended December 31, 2022 are not necessarily indicative of the operating results expected for the full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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

Accounts Receivable
Receivables Purchase Agreement
In March 2022, the Company entered into an agreement to sell certain trade accounts receivable to a third party financial institution (“Receivables Purchase Agreement”). The Receivables Purchase Agreement results in the transfer of the trade accounts receivable and associated risks to the third party and provides the third party with the full benefits and burdens of ownership in exchange for cash proceeds to the Company. The trade accounts receivable transferred are accounted for as sales of receivables as they had satisfied the required criteria under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing, and were de-recognized from the Company’s consolidated balance sheets. The maximum receivables that may be sold under the Receivables Purchase Agreement at any time is $235.0 million. There were no trade accounts receivable sold under the Receivables Purchase Agreement during the quarter ended December 31, 2022 as the third party under the Receivables Purchase Agreement had previously informed the Company that, as permitted by the terms of the agreement, it would not be purchasing trade accounts receivable for an unspecified period of time. There can be no assurance that the third party will begin purchasing trade accounts receivable in the near term, or at all.
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
The Company estimates its expected credit losses based on historical experience, the aging of accounts receivable, consideration of current economic conditions and its expectations of future economic conditions. The allowance for expected credit losses was $3.5 million and $3.6 million as of December 31, 2022 and September 30, 2022, respectively.
Inventories
The components of inventory are as follows:

	December 31, 2022	September 30, 2022
	(dollars in thousands)
Work-in-process and materials	$64,916	$68,186
Finished products	326,463	271,317
Total inventories, net	$391,379	$339,503
Prepaid expenses and other current assets
The components of prepaid expenses and other current assets are as follows:

	December 31, 2022	September 30, 2022
	(dollars in thousands)
Value added taxes receivable	$29,816	$30,407
Current portion of derivative instruments	26,998	22,277
Other	46,561	38,325
Total prepaid expenses and other current assets	$103,375	$91,009
New Accounting Pronouncements Recently Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. In December 2022, the FASB issued

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the date which this temporary guidance can be applied to December 31, 2024. This guidance has not impacted our condensed consolidated financial statements to date. The Company will continue to monitor the impact of the ASU on our condensed consolidated financial statements in the future.
New Accounting Pronouncements Issued but Not Yet Adopted
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. This guidance is not expected to have a material impact on our condensed consolidated financial statements.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our condensed consolidated financial statements.
2. Goodwill and Other Intangibles
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill during the three months ended December 31, 2022 were as follows:

	Americas	EMEA	APAC	Total
	(dollars in thousands)
Balance as of September 30, 2022	$72,412	$8,965	$22,765	$104,142
Foreign exchange	—	824	1,898	2,722
Balance as of December 31, 2022	$72,412	$9,789	$24,663	$106,864
The Company’s intangible assets consist of the following:

	December 31, 2022
	Weighted-Average Remaining Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(dollars in thousands)
Trademark—Weber	N/A	$310,000	$—	$310,000
Trademarks—Other	13.3	55,900	(12,312)	43,588
Trademarks, net		365,900	(12,312)	353,588
Customer lists	8.0	90,685	(56,477)	34,208
Patents	6.9	3,428	(1,711)	1,717
In-process research and development	4.1	4,500	(2,663)	1,837
Developed technology	13.1	87,000	(11,389)	75,611
Reacquired rights	1.6	12,796	(6,718)	6,078
Non-compete agreement	1.1	5,700	(3,731)	1,969
Other intangible assets, net		204,109	(82,689)	121,420
Total		$570,009	$(95,001)	$475,008

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(dollars in thousands)
Trademark—Weber	$310,000	$—	$310,000
Trademarks—Other	55,900	(11,465)	44,435
Trademarks, net	365,900	(11,465)	354,435
Customer lists	89,215	(55,279)	33,936
Patents	3,428	(1,647)	1,781
In-process research and development	4,500	(2,550)	1,950
Developed technology	87,000	(9,939)	77,061
Reacquired rights	12,019	(5,408)	6,611
Non-compete agreement	5,700	(3,256)	2,444
Other intangible assets, net	201,862	(78,079)	123,783
Total	$567,762	$(89,544)	$478,218
The Company’s indefinite-lived intangible assets consist of Trademark—Weber.
Total amortization expense for the Company’s intangible assets was $5.1 million and $5.2 million for the three months ended December 31, 2022 and 2021, respectively.
3. Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements, net consists of the following:

	December 31, 2022	September 30, 2022
	(dollars in thousands)
Land	$6,469	$6,469
Buildings	59,542	59,461
Computer equipment and software	132,523	98,637
Equipment	257,305	254,112
Leasehold improvements	14,000	13,752
Construction-in-progress	36,444	59,131
	506,283	491,562
Accumulated depreciation	(290,526)	(280,306)
Total	$215,757	$211,256
Depreciation expense amounted to $10.0 million and $8.6 million for the three months ended December 31, 2022 and 2021, respectively, of which $2.0 million and $1.9 million related to the amortization of capitalized software costs, respectively. Unamortized software costs were $57.4 million and $54.0 million as of December 31, 2022 and September 30, 2022, respectively.
4. Restructuring Costs
The Company's Board of Directors approved a restructuring plan in the fourth quarter of fiscal year 2022 as part of a cost-saving plan to preserve liquidity, expand gross margins and reduce selling, general and administrative costs. The restructuring plan included the termination of certain senior executives, a workforce reduction of non-manufacturing and distribution headcount, the termination of certain contracts and the disposal of certain other assets. The Company expects to substantially complete the restructuring plan by the end of fiscal year 2023.
The accrued restructuring costs balance of $9.7 million and $17.6 million was included in Accrued expenses as of December 31, 2022 and September 30, 2022, respectively. The accrued restructuring costs balance relates to cash payments for severance and other termination-related benefits that will occur over the salary-continuation period (generally of 12 months or less) and the Company’s estimate of potential obligations related to certain contract terminations. As of December 31, 2022, the total cumulative costs associated with the plan were $21.2 million, of which $9.1 million relates to Americas, $0.7 million relates to EMEA, $2.4 million relates to APAC and $9.0 million relates to Corporate/Other. No further costs are expected to be incurred.
The following table summarizes accrued restructuring costs activity:

	Severance and Other Termination-Related Benefits	Contract Termination Costs	Asset Disposals	Total
	(dollars in thousands)
Balance as of September 30, 2022	$12,436	$5,151	$—	$17,587
Adjustments to the reserve(1)	(135)	(170)	(861)	(1,166)
Cash payments and reserve usage	(6,920)	(811)	861	(6,870)
Foreign exchange	101	39	—	140
Balance as of December 31, 2022	$5,482	$4,209	$—	$9,691
_____________
(1)Of the total adjustments to the restructuring reserve, $0.9 million relates to Americas and $0.3 million relates to APAC.
5. Debt
Long-term debt consists of the following:

	December 31, 2022	September 30, 2022
	(dollars in thousands)
Secured Credit Facility Term Loan, due October 2027	$1,004,900	$1,008,025
Secured Credit Facility Incremental Term Loan, due October 2027	248,125	248,750
Secured Credit Facility Revolving Loan	278,000	167,000
Unsecured 12% Term Loan, due January 2028	62,424	—
Unsecured Revolving Loan, due December 2023	4,600	—
Other borrowings	—	4,910
Total borrowings	1,598,049	1,428,685
Deferred financing costs	(19,733)	(18,162)
Original issue discount	(9,923)	(10,378)
Total debt	1,568,393	1,400,145
Less: Current portion of long-term debt and other borrowings	(297,600)	(186,910)
Total long-term debt	$1,270,793	$1,213,235
Aggregate maturities of long-term debt as of December 31, 2022, are as follows (dollars in thousands):

Remaining period of 2023	$11,250
2024	15,000
2025	15,000
2026	15,000
2027	15,000
Thereafter	1,244,199
$1,315,449

Secured Credit Facility
The Company has a credit facility arrangement with an initial term loan of $1,250.0 million (“Term Loan”), an Incremental Term Loan of $250.0 million (“Incremental Term Loan”) and a revolving credit facility (“Revolving Loan”) with a maximum commitment of $300.0 million, which can be restricted to a lower borrowing level based on the result of a financial covenant testing condition, as defined in the Secured Credit Facility loan agreement (collectively, the “Secured Credit Facility”). As of December 31, 2022, the Revolving Loan had borrowings outstanding of $278.0 million and letters of credit issued of $9.2 million, leaving $12.8 million of available borrowing capacity.
On December 27, 2022, the Company amended the Secured Credit Facility loan agreement. Pursuant to the amendment, the leverage ratio covenant was waived for the fiscal quarters ending December 31, 2022, and March 31, 2023. In connection with this amendment, the Company paid financing costs totaling $0.8 million, which were recorded as deferred financing costs and are amortized over the duration of the covenant waiver.
Unsecured 12% Term Loan
On November 8, 2022, the Company entered into a loan agreement with BDT Capital Partners Fund I, L.P. and BDT Capital Partners Fund I-A, L.P. The loan agreement provides for an unsecured term loan in an initial aggregate principal amount of $61.2 million (the “Unsecured 12% Term Loan”) and additional unsecured term loans in an aggregate principal amount of up to $150.0 million. On December 11, 2022, the loan agreement was amended to extend the maturity of the Unsecured 12% Term Loan, as well as any additional unsecured term loans entered into under the loan agreement, from January 29, 2026 to January 29, 2028.
The Unsecured 12% Term Loan, as well as any additional unsecured term loans entered into under the loan agreement, bears interest at a fixed annual rate equal to 12.0%, payable in kind or in cash, at the election of the Company, on a quarterly basis (and, in the absence of such election, interest will be paid in kind). An upfront fee of 2.0% of the principal amount was paid in kind upon funding of the Unsecured 12% Term Loan. In connection with the Unsecured 12% Term Loan, the Company paid financing costs totaling $1.7 million, which were recorded as deferred financing costs within Long-term debt — related party in the condensed consolidated balance sheets and are amortized over the life of the Unsecured 12% Term Loan.
Principal under the Unsecured 12% Term Loan, as well as any additional unsecured term loans entered into under the loan agreement, is due on the maturity date of January 29, 2028, along with any fees and interest paid in kind. As of December 31, 2022, the Unsecured 12% Term Loan balance also reflects the upfront fee of $1.2 million that was paid in kind.
The Unsecured 12% Term Loan contains no negative covenants and no financial maintenance covenant and is considered a related party transaction.
Unsecured 15% Credit Facility
On December 11, 2022, the Company entered into a loan agreement with Ribeye Parent, LLC, which provides for an unsecured delayed draw term loan of $120.0 million (the “Unsecured 15% Term Loan”) and an unsecured revolving credit facility with an initial aggregate commitment of $230.0 million (the “Unsecured Revolving Loan”) (collectively, the “Unsecured 15% Credit Facility”). The Unsecured 15% Term Loan and Unsecured Revolving Loan may be drawn down subject to customary closing conditions no later than December 31, 2023. Borrowings under the Unsecured 15% Credit Facility mature on December 31, 2023.
Borrowings under the Unsecured 15% Credit Facility bear interest at a fixed annual rate equal to 15.0%, payable in kind or in cash, at the election of the Company, on a quarterly basis (and, in the absence of such election, interest will be paid in kind). An upfront fee of 2.0% of the aggregate revolving credit facility commitments was paid in kind on the closing date of the Unsecured 15% Credit Facility and an upfront fee of 2.0% of the principal amount will be payable in kind or in cash upon funding of the Unsecured 15% Term Loan. A commitment fee of 0.5% per annum or average daily unused commitments under the Unsecured 15% Credit Facility is payable in kind or in cash on a quarterly basis. In connection with the Unsecured Revolving Loan, the Company paid financing costs totaling $4.7 million, which were recorded as deferred financing costs within Other long-term assets in the condensed consolidated balance sheets and are amortized over the life of the Unsecured Revolving Loan.
As of December 31, 2022, the Unsecured Revolving Loan had borrowings outstanding related to the upfront fee of $4.6 million that was paid in kind. The upfront fee did not reduce the available borrowing capacity of the Unsecured

Revolving Loan, leaving available borrowing capacity of $230.0 million as of December 31, 2022. The Company did not draw on the Unsecured 15% Term Loan as of December 31, 2022.
The Unsecured 15% Credit Facility contains no negative covenants and no financial maintenance covenant and is considered a related party transaction.
Covenants
The Secured Credit Facility contains certain restrictive covenants relating to, among other things, limitations on indebtedness, transactions with affiliates, sales of assets, acquisitions and members’ distributions. In addition, above a certain borrowing level, there is a financial covenant relating to the Company’s average leverage ratio. As of December 31, 2022, the leverage ratio covenant was waived and the Company was in compliance with all other covenants in the Secured Credit Facility.
The Unsecured 12% Term Loan and Unsecured 15% Credit Facility contain no negative covenants and no financial maintenance covenant.
6. Derivative Instruments
Interest Rate Swap Contracts
The Company uses interest rate swap contracts to minimize the effect of fluctuating variable interest rates under the Secured Credit Facility on Interest expense, net within its reported operating results. As cash flow hedges, the interest rate swaps are revalued at current market rates, with the changes in valuation reflected directly in Other comprehensive (loss) income, to the extent that the hedge is effective. The gains or losses on the interest rate swaps reported in Accumulated other comprehensive (loss) income in equity are reclassified into Interest expense, net in the periods in which the monthly interest settlement is paid on the interest rate swap.
The notional values of the Company’s outstanding interest rate swap contracts were as follows:

	December 31, 2022	September 30, 2022
	(dollars in thousands)
Interest rate swap contracts	$1,220,000	$1,220,000
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
There were no outstanding foreign currency forward contracts as of December 31, 2022 or September 30, 2022.
Cash Flow Hedges Impact on the Condensed Consolidated Statements of Comprehensive (Loss) Income
For derivatives designated as cash flow hedges, the (loss) gain recognized in Other comprehensive (loss) income was:

	Three Months Ended December 31,
	2022	2021
	(dollars in thousands)
Interest rate swap contracts	$(1,345)	$2,880
Cash Flow Hedges Impact on the Condensed Consolidated Statements of Operations
For derivatives designated as cash flow hedges, the gain reclassified from Accumulated other comprehensive (loss) income into the condensed consolidated statements of operations was:

	Three Months Ended December 31,
	2022	2021
	(dollars in thousands)
Interest rate swap contracts	$(1,487)	$2,673
For derivatives de-designated as cash flow hedges and economic hedges on foreign currency denominated receivables, the (gain) loss recognized directly into Foreign currency (gain) loss in the condensed consolidated statements of operations was:

	Three Months Ended December 31,
	2022	2021
	(dollars in thousands)
Foreign currency forward contracts	$—	$(320)
As of December 31, 2022, the Company estimates that it will recognize approximately $9.7 million of gains associated with the above contracts in net (loss) income within the next 12 months.

Commodity Index Contracts
The Company used commodity index contracts to reduce its exposure to fluctuations in cash flows relating to the purchases of aluminum and steel-based components and raw materials impacting Gross profit. The commodity index contracts were accounted for as financial instruments and the Company did not apply hedge accounting. There were no outstanding commodity index contracts as of December 31, 2022.
The notional values of the Company’s outstanding commodity index contracts were as follows:

	December 31, 2022	September 30, 2022
	(volumes in pounds)
Steel index contracts	—	600,000
As financial instruments, the commodity index hedges were revalued at current commodity index rates with the changes in the valuation reflected directly in Cost of goods sold. The Company recorded a corresponding loss (gain) on the change in fair market value as follows:

	Three Months Ended December 31,
	2022	2021
	(dollars in thousands)
Commodity index contracts	$—	$221
See Note 10 for further information.
Counterparty Credit Risk
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. The Company deals with only investment-grade counterparties and monitors the overall credit risk and exposure to individual counterparties. The Company did not experience any nonperformance by a counterparty during the three months ended December 31, 2022 or 2021. The Company did not require, nor did it post, collateral or security on such contracts.
7. Income Taxes
In accordance with ASC 740, Income Taxes, the Company makes its best estimate of the annual effective tax rate at the end of each interim period, and the impact of discrete items, if any, and adjusts the rate as necessary. The Company recorded income tax expense of $5.1 million for the three months ended December 31, 2022, primarily related to the tax expense incurred in the Company’s foreign subsidiaries, which resulted in an effective tax rate of (4.7)%, as compared to the federal statutory rate of 21.0%. The difference in the effective tax rate was due to foreign taxes owed by foreign subsidiaries, previously established valuation allowances on U.S. and certain foreign pre-tax losses and changes in existing uncertain tax positions.
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

The following is an analysis of product warranty reserves and charges against those reserves (dollars in thousands):

Balance at September 30, 2022	$28,743
Accrual for warranties issued	635
Warranty settlements made	(893)
Balance at December 31, 2022	$28,485
The balance of warranty reserves recorded in Other long-term liabilities was $23.2 million as of both December 31, 2022 and September 30, 2022. The remaining current balances of $5.3 million and $5.5 million as of December 31, 2022 and September 30, 2022, respectively, were recorded in Accrued expenses.
Contingent Consideration
As part of the acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices, LLC (“iDevices”), the Company has future cash payments due to iDevices in conjunction with an earn-out and development agreement. Under this agreement, the Company paid iDevices a minimum of $8.0 million, and then must pay additional royalty payments at fixed rates on iGrill and Kitchen Thermometer products sold for a total of 10 years or up to $15.0 million, whichever comes first. Under the terms of the earn-out and development agreement, the Company paid $0.1 million during both the three months ended December 31, 2022 and 2021. The fair value of the contingent consideration liability was $0.6 million at both December 31, 2022 and September 30, 2022. The fair value of these estimated future cash payments was based on valuation methods and management’s best estimates and was recorded in Other long-term liabilities in the condensed consolidated balance sheets.
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
The Company leases office facilities in Australia from a related party. Rental expense amounted to $0.2 million for the both three months ended December 31, 2022 and 2021. The Company had related party operating right-of-use assets of $1.0 million and $1.1 million at December 31, 2022 and September 30, 2022, respectively. Additionally, the Company had related party current operating lease liabilities of $0.4 million at both December 31, 2022 and September 30, 2022 and non-current operating lease liabilities of $0.7 million and $1.1 million at December 31, 2022 and September 30, 2022, respectively.
The Company has a royalty agreement with a related party for the use of the Company’s trademark. Royalty revenue from this agreement was $0.2 million and $0.1 million for the three months ended December 31, 2022 and 2021, respectively. The Company had a royalty receivable of $0.1 million from this related party at both December 31, 2022 and September 30, 2022.
As described in Note 5, in November 2022 the Company entered into the Unsecured 12% Term Loan and in December 2022 the Company entered into the Unsecured 15% Credit Facility, which were both related party transactions. In connection with these related party loans, the Company incurred financing costs of $5.8 million, which were paid in kind to the related parties. In addition, the Company incurred interest of $1.3 million during the three months ended December 31, 2022, which was paid in kind to the related parties.

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
The Company had interest rate swap contracts held with financial institutions as of December 31, 2022 and September 30, 2022, classified as Level 2 financial instruments, which are valued using observable underlying interest rates and market-determined risk premiums at the reporting date.
The Company had commodity index contracts held with financial institutions as of September 30, 2022, classified as Level 2 financial instruments, which are valued using observable commodity index rates at the reporting date.
The Company had a contingent consideration liability as of December 31, 2022 and September 30, 2022, classified as a Level 3 instrument, in conjunction with its acquisition of all aspects of the business related to iGrill and Kitchen Thermometer products from iDevices. The fair value of these estimated future cash payments was determined based on valuation methods and estimates of future cash flows. See Note 8 for further details.
The fair value of financial assets and liabilities measured on a recurring basis was as follows:

	December 31, 2022	Level 1	Level 2	Level 3
	(dollars in thousands)
Prepaid expenses and other current assets:
Interest rate swap contracts	$26,998	$—	$26,998	$—
Total	$26,998	$—	$26,998	$—
Other long-term assets:
Interest rate swap contracts	$50,880	$—	$50,880	$—
Total	$50,880	$—	$50,880	$—
Accrued expenses:
Interest rate swap contracts	$12,774	$—	$12,774	$—
Total	$12,774	$—	$12,774	$—
Other long-term liabilities:
Interest rate swap contracts	$25,520	$—	$25,520	$—
Contingent consideration	551	—	—	551
Total	$26,071	$—	$25,520	$551

	September 30, 2022	Level 1	Level 2	Level 3
	(dollars in thousands)
Prepaid expenses and other current assets:
Interest rate swap contracts	$22,777	$—	$22,777	$—
Total	$22,777	$—	$22,777	$—
Other long-term assets:
Interest rate swap contracts	$60,232	$—	$60,232	$—
Total	$60,232	$—	$60,232	$—
Accrued expenses:
Commodity index contracts	$62	$—	$62	$—
Interest rate swap contracts	10,590	—	10,590	—
Total	$10,652	$—	$10,652	$—
Other long-term liabilities:
Interest rate swap contracts	$28,381	$—	$28,381	$—
Contingent consideration	610	—	—	610
Total	$28,991	$—	$28,381	$610
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
During fiscal year 2022, Weber Inc. paid dividends to holders of Class A common stock. Profits interest units that were outstanding at the time of the dividends were adjusted pursuant to pre-existing anti-dilution provisions in the Company’s equity incentive plan documents. The adjustments reduced the distribution thresholds of outstanding profits interest units by the amount of the dividend per share. The adjustments did not result in incremental stock-based compensation expense as the anti-dilutive adjustments were required by pre-existing terms included within the awards. There were no changes to the profits interest units distribution thresholds during the three months ended December 31, 2022.

The following table summarizes the Company’s profits interest award activity during the three months ended December 31, 2022:

	Service-Based Units			Hybrid Units
	Units	Weighted Average Exercise Price	Weighted Average Fair Value	Units	Weighted Average Exercise Price	Weighted Average Fair Value
Nonvested units, September 30, 2022	2,736,414	$8.64	$7.19	1,185,180	$9.50	$8.09
Performance adjustments(1)	—	$—	$—	(266,665)	$9.50	$7.95
Nonvested units, December 31, 2022	2,736,414	$8.64	$7.19	918,515	$9.50	$8.91
_____________
(1)The hybrid awards vest based on achievement of a performance target. For the awards that will vest during the second quarter of fiscal year 2023, 55% of the awards met the performance target resulting in a 45% reduction in the number of units that will vest.
During the three months ended December 31, 2022, there were no profits interest unit awards granted or vested. As of December 31, 2022, there were 9,701,516 vested profits interest service-based units and 491,849 vested profits interest hybrid units. As of December 31, 2022, there was $4.5 million and $1.2 million of total unrecognized compensation cost related to nonvested profits interest service-based units and hybrid units, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.5 years for service-based units and 0.1 years for hybrid units.
Options
During the three months ended December 31, 2022, zero options were granted and 168,115 options vested.
RSUs
During the three months ended December 31, 2022 the Company granted RSUs to certain employees of the Company. The RSUs vest over a period ranging from one year to three years. The RSUs accrue dividend equivalents associated with the underlying shares of Class A common stock as the Company declares dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. RSUs that were converted from equity awards outstanding prior to the Company’s IPO do not accrue dividends until they are fully vested. The fair value of the RSU awards was calculated utilizing the closing day stock price on the date of grant. Upon vesting of the award, the Company will issue shares of Class A common stock to the award holder. At the time of issuance, the Company will typically withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested to award holder.
The following tables summarize the Company’s RSUs and activity during the three months ended December 31, 2022:

	Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested, September 30, 2022	3,156,752	$17.06
Granted	4,756,698	$6.82
Vested	(1,286,906)	$17.73
Forfeited	(707,326)	$17.31
Nonvested, December 31, 2022	5,919,218	$8.65

	Total RSUs
	Number of RSUs	Weighted Average Grant Date Fair Value
Vested- Not settled, September 30, 2022	914,859	$16.16
Units vested	1,286,906	$17.73
Units settled(1)	(886,770)	$17.58
Vested- Not settled, December 31, 2022	1,314,995	$16.73
_____________
(1)For RSUs granted after the Company's IPO, the settlement of awards occurs on the vesting date. For RSUs that were converted from Pre-IPO Management Incentive Compensation Plan awards, the post vesting settlement of awards can occur up to ten years after the vesting date.
As of December 31, 2022, there was $41.5 million of total unrecognized compensation cost related to RSUs. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.9 years.
Employee Stock Purchase Plan
In December 2022, the Compensation Committee approved the termination of the Employee Stock Purchase Plan (“ESPP”), which was effective immediately. There were no shares purchased under the ESPP during the three months ended December 31, 2022.
Summary of Stock-Based Compensation Expense
The table below summarizes stock-based compensation expense recognized by award type:

	Three Months Ended December 31,
	2022	2021
	(dollars in thousands)
Profits interest awards:
Service-based profits interest awards	$2,385	$8,984
Hybrid profits interest awards	(1,169)	2,417
Total profits interest awards	1,216	11,401
Options	295	957
RSUs	7,163	12,007
ESPP	(137)	—
Total stock-based compensation expense(1)	$8,537	$24,365
_____________
(1)In addition to the stock-based compensation expense recognized for the awards listed above, zero and $1.1 million of expense was recognized related to partial recourse member notes for the three months ended December 31, 2022 and 2021, respectively.
12. Segments
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
The CODM reviews adjusted loss from operations as the key segment measure of performance. Adjusted loss from operations is defined as loss from operations adjusted for unallocated net expenses, stock-based compensation and restructuring costs. Adjusted loss from operations excludes interest expense, net, and income taxes.
The information below summarizes key financial performance measures by reportable segment:

	Three Months Ended December 31, 2022
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$97,508	$26,687	$40,704	$—	$164,899
Adjusted loss from operations(1)	$1,528	$(9,841)	$10,980	$(47,721)	$(45,054)
Depreciation and amortization	$2,289	$166	$1,347	$11,304	$15,106
Capital expenditures	$333	$20	$332	$23,755	$24,440

	Three Months Ended December 31, 2021
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Net sales	$156,494	$62,985	$63,662	$—	$283,141
Adjusted loss from operations(1)	$23,286	$10,269	$19,347	$(102,742)	$(49,840)
Depreciation and amortization	$2,307	$307	$1,400	$9,773	$13,787
Capital expenditures	$147	$910	$154	$24,665	$25,876
_____________
(1)Adjusted loss from operations for each reportable segment includes cost of goods sold transfer price allocations and distribution allocations from Corporate/Other. Corporate/Other includes unallocated corporate and certain supply chain expenses, inter-segment eliminations and other adjustments, including business and operational transformation costs and financing costs.
Reconciliations
The information below provides a reconciliation of segment adjusted income from operations to loss before taxes:

	Three Months Ended December 31,
	2022	2021
	(dollars in thousands)
Segment adjusted income from operations
Americas	$1,528	$23,286
EMEA	(9,841)	10,269
APAC	10,980	19,347
Segment adjusted income from operations for reportable segments	2,667	52,902
Unallocated net expenses(1)	(74,595)	(116,800)
Adjustments to loss before taxes
Stock-based compensation expense	(8,537)	(25,511)
Restructuring costs	1,166	—
Interest expense, net	(29,519)	(15,531)
Loss before taxes	$(108,818)	$(104,940)
_____________
(1)Unallocated net expenses includes Corporate/Other, which consists of unallocated corporate and certain supply chain expenses, inter-segment eliminations and other adjustments, including business and operational transformation costs and financing costs.

The information below provides a reconciliation of segment assets to total consolidated assets:

	December 31, 2022
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$154,251	$186,850	$50,278	$—	$391,379
All other(2)					1,168,929
Total assets					$1,560,308

	September 30, 2022
	Americas	EMEA	APAC	Corporate/Other	Total
	(dollars in thousands)
Segment assets(1)	$147,502	$138,316	$53,685	$—	$339,503
All other(2)					1,108,471
Total assets					$1,447,974
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
13. Noncontrolling Interests
The noncontrolling interests balance represents the economic interests in Weber HoldCo LLC held by the Pre-IPO LLC Members. The following table summarizes the ownership of LLC Units in Weber HoldCo LLC as of December 31, 2022:

	LLC Units	Ownership Percentage
LLC Units held by Weber Inc.	53,738,392	19%
Units held by Pre-IPO LLC Members	234,476,377	81%
Balance at end of period	288,214,769	100%
The noncontrolling interest holders have the right to exchange an LLC unit along with a share of Class B common stock ("Paired Interests") for Class A common stock. As such, future exchanges of Paired Interests by noncontrolling interest holders will result in a change in ownership and decrease or increase the amount recorded as noncontrolling interests and increase or decrease additional paid-in capital when Weber HoldCo LLC has positive or negative net assets, respectively. During the three months ended December 31, 2022, pre-IPO LLC members exchanged 30,259 Paired Interests for Class A common stock.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share of Class A common stock is as follows:

	Three Months Ended December 31,
	2022	2021
	(in thousands, except shares and per share data)
Numerator - basic:
Net loss	$(113,891)	$(74,553)
Less: Net loss attributable to noncontrolling interests	(86,701)	(91,330)
Net loss (income) attributable to Weber Inc. - basic	$(27,190)	$16,777
Numerator - diluted:
Net loss (income) attributable to Weber Inc. - basic	$(27,190)	$16,777
Net loss effect of dilutive securities:
Add: Net loss attributable to dilutive impact of Paired Interests(1)	—	(71,380)
Net loss attributable to Weber Inc. - diluted	$(27,190)	$(54,603)
Denominator - basic:
Weighted average of Class A common stock outstanding - basic	54,604,105	53,309,932
Denominator - diluted:
Weighted average of Class A common stock outstanding - basic	54,604,105	53,309,932
Weighted average effect of dilutive securities:
Add: Class A common stock assumed exchange for Paired Interests(2)	—	234,645,219
Weighted average Class A common stock outstanding - diluted	54,604,105	287,955,151

Earnings (loss) per share of Class A common stock - basic	$(0.50)	$0.31
Earnings (loss) per share of Class A common stock - diluted	$(0.50)	$(0.19)
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
The following number of weighted average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been anti-dilutive:

	Three Months Ended December 31,
	2022	2021
Paired Interests	234,492,493	—
Profits interest awards	2,546,091	5,053,269
Options	173,483	1,038,866
RSUs	1,303,519	4,605,088

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
Our Company
Weber Inc. and its subsidiaries (collectively “Weber,” the “Company,” “we” and “our”) is the leading outdoor cooking company in the global outdoor cooking market. Our founder George Stephen, Sr., established the outdoor cooking category when he invented the original charcoal grill 70 years ago. In the decades since, we have built a loyal and global following of both grilling enthusiasts and barbecue professionals in backyards all around the world. Our product portfolio includes traditional charcoal grills, gas grills, smokers, pellet and electric grills and recently our Weber Connect™ technology-enabled grills. Our full range of products is sold in 78 countries through an omni-channel network that consists of wholesale, direct-to-consumer and e-commerce.
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
Key Factors Affecting Our Results of Operations
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors” in our Annual Report on Form 10-K.
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
The Company continues to monitor developments in Russia and Ukraine as well as financial and economic sanctions imposed by the U.S. and other countries. In March 2022, the Company suspended operations in Russia, including cessations of imports into Russia, sales to retailers in Russia and e-commerce activity in Russia. During the fourth quarter of fiscal year 2022, the Company commenced activities to liquidate its on-hand inventory. While the conflict has negatively impacted our results of operations for the three months ended December 31, 2022, the Company's net sales and total assets in Russia represented less than 1% of our total consolidated net sales and total assets.
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
Impact of Pandemic
We continue to monitor the COVID-19 pandemic and adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. After the onset of the pandemic, we experienced a significant increase in demand for our grills and accessories. While this demand has since moderated, we will continue to manage our production capacity. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, supply chain disruptions in certain markets and potential disruptions in certain countries. In the event we experience adverse impacts from the above or other factors, we would also evaluate the need to perform interim impairment tests for our goodwill, intangible assets and property, equipment and leasehold improvements. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all.
Components of our Operating Results
We consider a variety of financial and operating measures in assessing the performance of our business. The key U.S. GAAP measures we use are net sales, gross profit, loss from operations and net loss.
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

Interest Expense, Net
Interest expense, net consists primarily of interest on our borrowings, including our credit facilities (term loans and revolving facilities), overdraft facility and charges for limited standby letters of credit. Interest expense, net also includes the amortization of deferred financing costs associated with our credit facilities, current year impacts of interest rate swap transactions, as well as interest resulting from a financing obligation under a sale-leaseback arrangement. Interest expense is offset by our interest income, consisting of interest earned on our cash and cash equivalents.
Reportable Segments
We operate and manage our business in three reportable segments: Americas; Europe, Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). We identify our reportable segments based on the information used by the Chief Operating Decision Maker (“CODM”) to monitor performance and allocate resources. See Note 12 to our condensed consolidated financial statements for additional information regarding our reportable segments.
Non-GAAP Measures
In addition to the U.S. GAAP results provided in this Quarterly Report on Form 10-Q, we provide supplemental non-GAAP measures to evaluate our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions. Our management team utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and in their analysis of ongoing operating trends. The use of non-GAAP financial information should not be considered as an alternative to, or more meaningful than, the comparable U.S. GAAP measures. In addition, because our non-GAAP measures are not determined in accordance with U.S. GAAP, it is susceptible to differing calculations, and not all comparable or peer companies may calculate their non-GAAP measures in the same manner. Our non-GAAP measures are adjusted loss from operations, adjusted net loss, EBITDA and Adjusted EBITDA.
Adjusted Loss from Operations and Adjusted Net Loss
Adjusted loss from operations and adjusted net loss are loss from operations and net loss, respectively, adjusted for stock-based compensation expense, restructuring costs, business transformation costs, operational transformation costs and financing costs. Adjusted loss from operations also reflects an adjustment for foreign currency gain (loss). Adjusted net loss reflects each of the above adjustments, except for foreign currency gain (loss) and the tax impact of all adjustments.
We use adjusted loss from operations and adjusted net loss as indicators of the productivity of our business and our ability to manage expenses, after adjusting for certain expenses that we view as not indicative of regular operations. Adjusted loss from operations and adjusted net loss are not calculated in the same manner by all companies and, accordingly, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies.
EBITDA and Adjusted EBITDA
EBITDA is net loss before interest expense, net, income taxes and depreciation and amortization.
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
Adjusted EBITDA is EBITDA adjusted for stock-based compensation expense, restructuring costs, business transformation costs, operational transformation costs and financing costs. Adjusted EBITDA is not calculated in the same manner by all companies and, accordingly, is not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of a company’s operating performance in isolation from, or as a substitute for, net loss, cash flows from operations or cash flow data, all of which are prepared in accordance with U.S. GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of results of operations. Adjusted EBITDA is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

The following table reconciles loss from operations to adjusted loss from operations; net loss to adjusted net loss; net loss to EBITDA; and EBITDA to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31,
	2022	2021
	(dollars in thousands)
Loss from operations	$(90,340)	$(89,245)
Adjustments:
Foreign currency gain (loss)(1)	11,041	(164)
Stock-based compensation expense(2)	8,537	25,511
Restructuring charges(3)	(1,166)	—
Business transformation costs(4)	12,734	7,410
Operational transformation costs(5)	13,603	6,648
Financing costs(6)	537	—
Adjusted loss from operations	$(45,054)	$(49,840)
Net loss	$(113,891)	$(74,553)
Adjustments:
Stock-based compensation expense(2)	8,537	25,511
Restructuring charges(3)	(1,166)	—
Business transformation costs(4)	12,734	7,410
Operational transformation costs(5)	13,603	6,648
Financing costs(6)	537	—
Tax impact of adjusting items(7)	1,596	(11,458)
Adjusted net loss	$(78,050)	$(46,442)
Net loss	$(113,891)	$(74,553)
Adjustments:
Interest expense, net	29,519	15,531
Income tax expense (benefit)	5,073	(30,387)
Depreciation and amortization	15,106	13,787
EBITDA	$(64,193)	$(75,622)
Stock-based compensation expense(2)	8,537	25,511
Restructuring charges(3)	(1,166)	—
Business transformation costs(4)	12,734	7,410
Operational transformation costs(5)	13,603	6,648
Financing costs(6)	537	—
Adjusted EBITDA	$(29,948)	$(36,053)
______________
(1)Adjusted loss from operations includes foreign currency gain (loss) in order to align adjusted loss from operations with Adjusted EBITDA, with the exception of depreciation and amortization.
(2)See Note 11 to our condensed consolidated financial statements for further information.
(3)“Restructuring costs” are costs associated with the Company's restructuring plan that was implemented in fiscal year 2022, which included the termination of certain senior executives, a workforce reduction of non-manufacturing and distribution headcount, the termination of certain contracts and the disposal of certain other assets.
(4)“Business transformation costs” are costs for business transformation initiatives that require severance or other costs to transition to a new operating model.
(5)“Operational transformation costs” are defined as restructuring and transformation initiatives related to supply chain, operational moves and startups that are designed to enable future productivity. These costs also include significant non-capitalizable systems integration costs, as well was plant shutdown and closure costs that will drive future efficiencies.

(6)“Financing costs” include non-capitalizable costs relating to the Company’s Secured Credit Facility and other financing costs.
(7)“Tax impact of adjusting items” represents the Company's effective tax rate applied to the adjusting items presented.
Results of Operations
Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021
The following table sets forth our summarized condensed consolidated statements of operations data in dollars, as percentage change between the respective periods and as a percentage of net sales (the table may not foot due to rounding):

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)	% of Net Sales
	2022	2021			2022	2021
	(dollars in thousands)
Net sales	$164,899	$283,141	$(118,242)	(42%)	100%	100%
Cost of goods sold(1)(2)	128,951	219,128	(90,177)	(41%)	78%	77%
Gross profit	35,948	64,013	(28,065)	(44%)	22%	23%
Operating expenses:
Selling, general and administrative(1)(2)	122,381	148,084	(25,703)	(17%)	74%	52%
Amortization of intangible assets	5,073	5,174	(101)	(2%)	3%	2%
Restructuring costs	(1,166)	—	(1,166)	(100%)	(1%)	—%
Loss from operations	(90,340)	(89,245)	(1,095)	(64%)	(55%)	(32%)
Foreign currency (gain) loss	(11,041)	164	(11,205)	(6832%)	(7%)	—%
Interest expense, net	29,519	15,531	13,988	90%	18%	5%
Loss before taxes	(108,818)	(104,940)	(3,878)	4%	(66%)	(37%)
Income tax expense (benefit)	5,073	(30,387)	35,460	(117%)	3%	(11%)
Net loss	$(113,891)	$(74,553)	$(39,338)	53%	(69%)	(26%)
Adjusted loss from operations(3)	$(45,054)	$(49,840)	$4,786	(10%)	(27%)	(18%)
Adjusted net loss(3)	$(78,050)	$(46,442)	$(31,608)	68%	(47%)	(16%)
EBITDA(3)	$(64,193)	$(75,622)	$11,429	(15%)	(39%)	(27%)
Adjusted EBITDA(3)	$(29,948)	$(36,053)	$6,105	(17%)	(18%)	(13%)
______________
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended December 31,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$671	$1,182
Selling, general and administrative	7,866	24,329
Total stock-based compensation expense	$8,537	$25,511
(2)Amount includes depreciation expense as follows:

	Three Months Ended December 31,
	2022	2021
	(dollars in thousands)
Cost of goods sold	$5,604	$4,935
Selling, general and administrative	4,429	3,678
Total depreciation expense	$10,033	$8,613
(3)See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”

Net Sales. Net sales for the three months ended December 31, 2022 decreased by $118.2 million, or 42%, to $164.9 million from $283.1 million during the three months ended December 31, 2021. The decrease was attributable to higher retailer inventory carried over from fiscal year 2022 that drove lower customer orders, slowed consumer sales due to the macroeconomic factors described in the section titled “Economic Conditions”. The decrease in sales volume was partially offset by certain pricing actions. Fluctuation in foreign exchange rates also unfavorably impacted net sales by $7.6 million, particularly the Australian Dollar and the Euro as compared to the U.S. dollar. Net sales for the three months ended December 31, 2022 decreased in the Americas by 38%, in EMEA by 58% and in APAC by 36% as compared to the three months ended December 31, 2021.
Cost of Goods Sold. Cost of goods sold for the three months ended December 31, 2022 decreased by $90.2 million, or 41%, to $129.0 million from $219.1 million during the three months ended December 31, 2021, primarily due to lower sales volumes.
Gross Profit and Gross Margin. Gross profit for the three months ended December 31, 2022 decreased by $28.1 million, or 44%, to $35.9 million from $64.0 million during the three months ended December 31, 2021. Gross margin decreased by 81 basis points to 22% during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease in gross profit and gross margin resulted from lower volumes and was partially offset by pricing actions in all regions.
Selling, General and Administrative. Selling, general and administrative costs for the three months ended December 31, 2022 decreased by $25.7 million, or 17%, to $122.4 million from $148.1 million during the three months ended December 31, 2021. Selling, general and administrative costs as a percent of net sales increased by 2,192 basis points to 74% during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease in selling, general and administrative costs was primarily driven by lower stock-based compensation expense of $16.5 million, which is primarily due to fewer unvested profits interest awards and Pre-IPO Management Incentive Compensation Plan awards in the current year period, a reduction in advertising expense of $5.7 million, lower distribution costs on lower sales of $4.8 million and lower salary costs of $2.9 million resulting from the restructuring plan implemented in fiscal year 2022. This was partially offset by higher consulting costs of $7.9 million during the three months ended December 31, 2022.
Amortization of Intangible Assets. Amortization of intangible assets for the three months ended December 31, 2022 was essentially flat as compared to the prior year period.
Restructuring Costs. During the three months ended December 31, 2022, the Company adjusted its restructuring reserve due to changes in estimates, resulting in income of $1.2 million.
Foreign Currency (Gain) Loss. The impact of foreign exchange resulted in a gain of $11.0 million for the three months ended December 31, 2022 relative to a loss of $0.2 million for the three months ended December 31, 2021 due to the foreign exchange rate impacts on transactions with Weber affiliates conducted in foreign currencies other than the US dollar. The gain in the current year period primarily relates to Euro-denominated transactions.
Interest Expense, Net. Interest expense, net increased by $14.0 million, or 90%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to the commencement of the Incremental Term Loan in March 2022 and higher interest rates.
Income Taxes. Income taxes increased by $35.5 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase is driven by adjustments for full valuation allowance loss entities that were established during the third quarter of fiscal year 2022, primarily for Weber Inc.
Net Loss. Net loss for the three months ended December 31, 2022 increased by $39.3 million to a net loss of $113.9 million for the three months ended December 31, 2022 from $74.6 million for the three months ended December 31, 2021. This increase was primarily due to lower gross profit of $28.1 million, which was driven by lower net sales of $118.2 million and lower costs of goods sold of $90.2 million, higher income taxes of $35.5 million and higher interest expense of $14.0 million as compared to the prior year period. This was partially offset by favorable foreign currency impacts of $11.2 million and a reduction in selling, general and administrative costs of $25.7 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021.
Segment Information
We operate and manage our business in three reportable segments: Americas, EMEA and APAC. We identify our reportable segments based on the information used by the CODM to monitor performance and allocate resources. See Note 12 of the notes to our condensed consolidated financial statements for additional information regarding our reportable segments.

Net sales by reportable segment is summarized as follows:

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$97,508	$156,494	$(58,986)	(38%)
EMEA	26,687	62,985	(36,298)	(58%)
APAC	40,704	63,662	(22,958)	(36%)
Total net sales	$164,899	$283,141	$(118,242)	(42%)
Adjusted income (loss) from operations by reportable segment is summarized as follows:

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Americas	$1,528	$23,286	$(21,758)	(93%)
EMEA	(9,841)	10,269	(20,110)	(196%)
APAC	10,980	19,347	(8,367)	(43%)
Total adjusted income from operations	$2,667	$52,902	$(50,235)	(95%)
The following table reconciles segment adjusted income from operations to loss from operations for the periods presented:

	Three Months Ended December 31,
	2022	2021
	(dollars in thousands)
Segment adjusted income from operations
Americas	$1,528	$23,286
EMEA	(9,841)	10,269
APAC	10,980	19,347
Segment adjusted income from operations for reportable segments	2,667	52,902
Corporate and supply chain costs(1)	(47,721)	(102,742)
Foreign currency (gain) loss(2)	(11,041)	164
Stock-based compensation expense(2)	(8,537)	(25,511)
Restructuring charges(2)	1,166	—
Business transformation costs(2)	(12,734)	(7,410)
Operational transformation costs(2)	(13,603)	(6,648)
Financing costs(2)	(537)	—
Loss from operations	$(90,340)	$(89,245)
______________
(1)“Corporate and supply chain costs” consists primarily of corporate general and administrative costs as well as certain unallocated supply chain costs.
(2)See “Non-GAAP Measures—adjusted loss from operations” for descriptions of reconciling items from loss from operations to adjusted loss from operations.

Americas
The following table summarizes certain financial information relating to the Americas segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$97,508	$156,494	$(58,986)	(38%)
Segment adjusted income from operations	$1,528	$23,286	$(21,758)	(93%)
Total Segment Net Sales. Total segment net sales for the three months ended December 31, 2022 decreased by $59.0 million, or 38%, to $97.5 million from $156.5 million during the three months ended December 31, 2021. The decrease was attributable to higher retailer inventory carried over from fiscal year 2022 that drove lower customer orders, slowed consumer sales due to the macroeconomic factors described in the section titled “Economic Conditions” and delayed timing of shipments related to the deployment of the Company's Global SAP/S4 HANA ERP platform. These decreases were partially offset by pricing actions.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the three months ended December 31, 2022 decreased by $21.8 million, or 93%, to $1.5 million from $23.3 million during the three months ended December 31, 2021. The decrease was attributable to lower sales volumes, higher allocation of corporate supply chain costs and was partially offset by pricing actions, lower distribution costs on reduced sales and lower advertising spend.
EMEA
The following table summarizes certain financial information relating to the EMEA segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$26,687	$62,985	$(36,298)	(58%)
Segment adjusted (loss) income from operations	$(9,841)	$10,269	$(20,110)	(196%)
Total Segment Net Sales. Total segment net sales for the three months ended December 31, 2022 decreased by $36.3 million, or 58%, to $26.7 million from $63.0 million during the three months ended December 31, 2021. The decrease was attributable to higher retailer inventory carried over from fiscal year 2022 that drove lower customer orders, slowed consumer purchases across most of the segment due to the macroeconomic factors described in the section titled “Economic Conditions” as well as unfavorable impacts of foreign exchange rates, which reduced net sales by $2.7 million. Excluding the $2.7 million unfavorable impact of foreign exchange rates, EMEA net sales for the three months ended December 31, 2022 decreased by 53%, as compared to the three months ended December 31, 2021.
Segment Adjusted (Loss) Income from Operations. Segment adjusted (loss) income from operations for the three months ended December 31, 2022 decreased by $20.1 million, or 196%, to a loss of $9.8 million from income of $10.3 million during the three months ended December 31, 2021. This decrease was primarily attributable to lower sales, higher allocation of corporate supply chain costs, partially offset by pricing actions, lower advertising costs and reduced distribution costs on lower sales.
APAC
The following table summarizes certain financial information relating to the APAC segment results that have been derived from our condensed consolidated financial statements:

	Three Months Ended December 31,		$ Variance Increase/ (Decrease)	% Variance Increase/ (Decrease)
	2022	2021
	(dollars in thousands)
Total segment net sales	$40,704	$63,662	$(22,958)	(36%)
Segment adjusted income from operations	$10,980	$19,347	$(8,367)	(43%)

Total Segment Net Sales. Total segment net sales for the three months ended December 31, 2022 decreased by $23.0 million, or 36%, to $40.7 million from $63.7 million during the three months ended December 31, 2021. The decrease was attributable to lower revenues as consumer traffic, both in-store and online, slowed in comparison to the exceptional demand realized during the same period last year. In addition, unfavorable foreign exchange rates, specifically the Australian dollar as compared to the U.S. dollar, reduced net sales by $4.5 million. Excluding the $4.5 million unfavorable impact of foreign exchange rates, APAC net sales for the three months ended December 31, 2022 decreased by 29% as compared to the three months ended December 31, 2021.
Segment Adjusted Income from Operations. Segment adjusted income from operations for the three months ended December 31, 2022 decreased by $8.4 million, or 43%, to $11.0 million from $19.3 million during the three months ended December 31, 2021. This decrease is primarily attributable to lower sales in Australia, increased distribution costs and higher allocation of corporate supply chain costs.
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
Generally, we fund working capital requirements, capital expenditures, payments related to acquisitions and debt service requirements with a combination of both cash on hand and the borrowing capacity under the Secured Credit Facility, as discussed below. During the three months ended December 31, 2022, the Company entered into new Unsecured Loan Agreements, as discussed below, which have increased our liquidity position. The Company considers all investments with initial maturities of three months or less to be cash and cash equivalents, which consist primarily of demand deposits with major financial institutions in the U.S. and in countries where the Company’s subsidiaries operate. As of December 31, 2022, our cash and cash equivalents totaled $37.7 million, we had $12.8 million of borrowings available under the Revolving Loan, $230.0 million of borrowings available under the Unsecured Revolving Loan and $120.0 million available under the Unsecured 15% Term Loan.
We believe we have sufficient cash and cash equivalents, including availability under the Secured Credit Facility and new Unsecured Loan Agreements, to fund our operations, capital expenditures and debt service through fiscal year 2023.
Secured Credit Facility
The Company has a credit facility arrangement with a term loan of $1,250.0 million (“Term Loan”), an incremental term loan of $250.0 million (the “Incremental Term Loan”) and a revolving credit facility with a maximum commitment of $300.0 million (the “Revolving Loan”) (collectively, the “Secured Credit Facility”).
The Term Loan matures on October 30, 2027 and the revolving facility matures by October 30, 2025. Borrowings under the credit facilities bear interest at a rate equal to, at our option, either (i) LIBOR for the relevant interest period, adjusted for statutory reserve requirements (subject to a floor of 0.00% per annum for all revolving loans and a 0.75% floor for the term loans), plus an applicable margin or (ii) a base rate equal to the highest of (a) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) adjusted LIBOR for an interest period of one month plus 1.00% (subject to a floor of 0.00% per annum), in each case, plus an applicable margin. As of December 31, 2022, the interest rate on the Incremental Term Loan was LIBOR plus 3.25%.
The Incremental Term Loan matures on October 30, 2027. At the Company’s option, the Incremental Term Loan interest rate is based on either (a) Term secured overnight financing rate (“SOFR”) for the applicable interest period (subject to a floor of 0.75%) plus an applicable margin or (b) base rate equal to the highest of (i) the rate of interest publicly announced from time to time by the administrative agent as its “prime rate”, (ii) the federal funds effective rate plus 0.50% and (iii) Term SOFR for an interest period of one month plus 1.00% (subject to a floor of 0.75% per annum), in each case, plus an applicable margin. As of December 31, 2022, the interest rate on the Incremental Term Loan was SOFR plus 4.25%.
On December 27, 2022, the Company amended the Secured Credit Facility loan agreement. Pursuant to the amendment, the leverage ratio covenant was waived for the fiscal quarters ending December 31, 2022, and March 31, 2023. As of December 31, 2022, the Company was in compliance with all other covenants in the Secured Credit Facility.
Unsecured Loan Agreements
On November 8, 2022, the Company entered into a loan agreement with BDT Capital Partners Fund I, L.P. and BDT Capital Partners Fund I-A, L.P. The loan agreement provides for an unsecured term loan in an initial aggregate principal amount of $61.2 million (the “Unsecured 12% Term Loan”) and additional unsecured term loans in an aggregate principal amount of up to $150.0 million. The Unsecured 12% Term Loan and any additional unsecured term loans entered into under the loan agreement mature on January 29, 2028 and bear interest at a fixed annual rate equal to 12.0%, payable in kind or in cash, at the election of the Company, on a quarterly basis (and, in the absence of such election, interest will be paid in kind).
On December 11, 2022, the Company entered into a loan agreement with Ribeye Parent, LLC, which provides for an unsecured delayed draw term loan of $120.0 million (the “Unsecured 15% Term Loan”) and an unsecured revolving credit facility with an initial aggregate commitment of $230.0 million (the “Unsecured Revolving Loan”) (collectively, the “Unsecured 15% Credit Facility”). The Unsecured 15% Term Loan and Unsecured Revolving Loan may be drawn down subject to customary closing conditions no later than December 31, 2023. Borrowings under the Unsecured 15% Credit Facility mature on December 31, 2023 and bear interest at a fixed annual rate equal to 15.0%, payable in kind or in cash, at the election of the Company, on a quarterly basis (and, in the absence of such election, interest will be paid in kind). A commitment fee of 0.5% per annum or average daily unused commitments under the Unsecured 15% Credit Facility shall also be payable in kind or in cash on a quarterly basis.
The Unsecured 12% Term Loan and Unsecured 15% Credit Facility contain no negative covenants and no financial maintenance covenant.
Summary of Cash Flows
A summary of our cash flows (used in) provided by operating, investing and financing activities is presented in the following table:

	Three Months Ended December 31,
	2022	2021
	(dollars in thousands)
Net cash used in operating activities	$(111,621)	$(187,893)
Net cash used in investing activities	(24,437)	(25,866)
Net cash provided by financing activities	159,228	153,336
Effect of exchange rate changes on cash and cash equivalents	(10,036)	(895)
Net increase (decrease) in cash and cash equivalents	$13,134	$(61,318)
Cash Used in Operating Activities
Net cash used in operating activities was $111.6 million for the three months ended December 31, 2022 as compared to $187.9 million for the three months ended December 31, 2021, a decrease of $76.3 million or 41%. The decrease in net cash used in operating activities is primarily due to the normalization of global inventory levels.
Cash Used in Investing Activities
Net cash used in investing activities was $24.4 million for the three months ended December 31, 2022 as compared to $25.9 million for the three months ended December 31, 2021, a decrease of $1.4 million or 6%, which was related to lower capital expenditures. In both periods, capital expenditures were primarily comprised of costs for the Company’s implementation of a Global SAP/S4 HANA ERP platform and capital for the Europe Manufacturing Facility in Poland. The prior year period also reflects building improvements for the global headquarters office in the U.S.
Cash Provided by Financing Activities
Net cash provided by financing activities was $159.2 million for the three months ended December 31, 2022 as compared to $153.3 million for the three months ended December 31, 2021. During the three months ended December 31, 2022, the Company borrowed a net amount of $111.0 million on its Revolving Loan and received proceeds of $61.2 million for issuance of the Unsecured 12% Term Loan. In addition, the Company repaid $4.9 million of other borrowings, made $3.8 million of principal repayments on its term loans, paid $1.5 million for interest rate swap settlements and paid $1.5 million for taxes associated with share-based compensation, all of which offset the cash proceeds.
During the three months ended December 31, 2021, the Company borrowed a net amount of $161.0 million on its Revolving Loan and received proceeds of $11.3 million for issuance of capital. This was partially offset by member distributions of $9.6 million, a principal repayment of $3.1 million on the Term Loan, dividend payments of $2.1 million, payments of certain IPO-related costs of $2.1 million and interest rate swap settlements of $1.5 million.
Credit Rating
In December 2022, S&P affirmed Weber Inc.'s credit rating of CCC+.
Other Information
As of December 31, 2022, $33.1 million of our $37.7 million in cash and cash equivalents was held in jurisdictions outside of the U.S. Cash held outside the U.S. may be repatriated, subject to certain limitations, and would be available to be used to fund our domestic operations. However, repatriation of funds may result in additional tax liabilities. We believe that our existing cash balance in the U.S. is sufficient to fund our working capital needs in the U.S.
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
There have been no significant changes to our accounting policies during the three months ended December 31, 2022. See our Annual Report on Form 10-K for the year ended September 30, 2022 for a summary of these policies.
Recent Accounting Pronouncements
There have been no new accounting standards material to Weber Inc. that have been adopted during the three months ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes with respect to the Company’s exposure to market risk disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022.
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
As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective because of our previously reported material weakness in the design and operation of information technology general controls (“ITGCs”) related to our IT applications supporting all of the Company’s internal control over financial reporting processes, including our enterprise resource planning system (“ERP”), which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Remediation of Material Weakness
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2022.
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
In addition, on July 29, 2022, a purported class action complaint was filed in the U.S. District Court for the Northern District of Illinois naming as defendants, among others, the Company, our former Chief Executive Officer, our former Chief Financial Officer, our interim Chief Financial Officer, most of our board of directors and the banks that acted as underwriters in our initial public offering. The complaint asserts claims under U.S. federal securities laws, on behalf of a putative class of purchasers of shares of Class A common stock in the Company’s initial public offering in August 2021 (the “IPO”), alleging that the IPO Registration Statement and prospectus made false or misleading statements regarding the purported likelihood of price increases and declining demand and failed to disclose that, as a result of the foregoing, there would be an adverse impact on the Company’s financial results. The action seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees.
On January 19, 2023, a purported stockholder filed a lawsuit against the Company and its Board of Directors in the U.S. District Court for the Southern District of New York. The complaint asserts claims against all defendants under Sections 14(a) and 20(a) of the Exchange Act for allegedly false or misleading statements in the Company’s preliminary information statement filed in connection with the Merger, and against the individual defendants under Section 20(a) of the Exchange Act for alleged control person liability with respect to such allegedly false and misleading statements. The complaint seeks, among other relief, (1) to enjoin defendants from consummating the Merger; (2) to rescind the Merger or recover damages, if the Merger is completed; (3) to require defendants to disseminate certain additional information as specified in the complaint; and (4) costs, including reasonable attorneys’ and experts’ fees. Since the filing of the lawsuit, the Company has also received several demand letters, alleging that the disclosures in the preliminary information statement are incomplete and demanding that the Company issue supplemental disclosures. The Company believes the claims asserted in the lawsuit and the demands are without merit.
The Company has also received several demands from purported stockholders seeking the production of books and records, pursuant to 8 Del. C. § 220, for the purported purpose of investigating potential wrongdoing in connection with the Merger. On January 17, 2023, one of the demanding stockholders filed a lawsuit against the Company in the Delaware Court of Chancery. The complaint asserts claims under 8 Del. C. § 220, and consistent with the stockholder’s demand, seeks to compel inspection of certain books and records related to the Merger. The Company is negotiating with the stockholders over the scope of a production in response to the lawsuit and demands.
Additional lawsuits arising out of the Merger may be filed in the future. No assurances can be made as to the outcome of such lawsuits or the actions filed to date.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the three months ended December 31, 2022.
Pursuant to the terms of the HoldCo LLC Agreement, each holder of LLC Units has the right to require Weber HoldCo LLC (the “HoldCo LLC Agreement”) to redeem all or a portion of its LLC Units for, at the Company’s election, newly issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume weighted average market price of one share of Class A common stock for each LLC Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). Additionally, in the event of a redemption request by a holder of LLC Units, the Company may, at its option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. A corresponding number of shares of Class B common stock will be canceled on a one-for-one basis if the Company or Weber HoldCo LLC, following a redemption request of a holder of LLC Units, redeems or exchanges LLC Units of such holder of LLC Units.
The HoldCo LLC Agreement was amended on December 11, 2022 by certain affiliates of BDT Capital Partners, LLC. As amended, holders of shares of Class B Common Stock and paired LLC Units had the right to participate in the Merger by delivering a notice of participation on or prior to January 28, 2023. Such right was provided in lieu of any right such holders have to participate in the Merger pursuant to Section 10.05(a) of the HoldCo LLC Agreement or otherwise redeem units of Weber HoldCo LLC during the period between the execution of the Merger Agreement and the consummation of the Merger.

Item 6. Exhibits

Exhibit No.	Description

10.1	Fourth Amendment to Credit Agreement dated as of December 27, 2022, by and among Weber-Stephen Products LLC, as the Borrower, Weber-Stephen Products Belgium BV, as the Euro Borrower, Bank of America N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 28, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from Weber Inc.’s Quarterly Report on Form 10-Q for the three months ended December 31, 2022, filed with the Securities and Exchange Commission on February 9, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit), and (vi) the Notes to Condensed Consolidated Financial Statements.

104**
The cover page from Weber Inc.’s Quarterly Report on Form 10-Q for the three months ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Weber Inc.

By:	/s/ Alan D. Matula
Alan D. Matula

Chief Executive Officer (As Principal Executive Officer)

By:	/s/ Marla Y. Kilpatrick
Marla Y. Kilpatrick

Interim Chief Financial Officer (As Principal Financial Officer)
Date: February 9, 2023